Form 10-Q
period 2019-08-31
INKY INC.
filed 2019-10-11
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-229748

INKY

(Exact name of registrant as specified in its charter)

Nevada	37-1904036	7371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Ioanna Kallidou, President and Chief Executive Officer 36 Aigyptou Avenue, Larnaca, 6030, Cyprus Phone: + 35725057246
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [  ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,000,000 common shares issued and outstanding as of October 11, 2019.

INKY

FORM 10-Q

Quarterly Period Ended August 31, 2019

Special Note Regarding Forward—Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Inky (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

INKY

BALANCE SHEETS

	As of August 31, 2019	As of November 30, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$126	$5,150
Prepaid rent	—	1,950
Total Current Assets	126	7,100

TOTAL ASSETS	$126	$7,100

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$—	$2,000
Related-party loan	14,811	6,000
Total Current Liabilities	14,811	8,000
Total Liabilities	14,811	8,000

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding as of August 31, 2019 and November 30, 2018, respectively	4,000	4,000
Additional paid-in capital	—	—
Accumulated deficit	(18,685)	(4,901)
Total stockholder’s deficit	(14,685)	(901)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$126	$7,100

The accompanying notes are an integral part of the unaudited financial statements

INKY

STATEMENT OF OPERATIONS

	Nine months period ended August 31, 2019	For the period June 12, 2018 (inception) August 31, 2018
EXPENSES
Audit fees	$10,530	—
Bank Service Charges	356	—
Incorporation fees	—	1,408
Legal fees	—
Miscellaneous	—
Professional Fees	949	—
Rent Expense	1,949	557
Total expenses	13,784	1,965

NET INCOME (LOSS)	$(13,784)	(1,965)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,000,000	4,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

INKY

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Additional		Total
			paid-in	Accumulated	stockholder’s
	Shares	Amount	capital	deficit	equity
Balance, November 30, 2018	4,000,000	$4,000	$—	$(4,901)	$(901)

Net income (loss)	—	—	—	(10,274)	(10,274)

Balance, May 31, 2019	4,000,000	$4,000	$—	$(15,175)	$(11,175)

Net income (loss)	—	—	—	(3,510)	(3,510)

Balance, August 31, 2019	4,000,000	$4,000	$—	$(18,685)	$(14,685)

The accompanying notes are an integral part of the unaudited financial statements.

INKY

STATEMENT OF CASH FLOWS

	As of August 31, 2019	For the period June 12, 2018 (inception) August 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(13,784)	$(1,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid rent	1,949	(2,785)
Accounts Payable	(2,000)	—
Net cash flows used in operating activities	(13,835)	(4,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	8,811	10,000
Net cash flows provided by financing activities	$8,811	$10,000

NET DECREASE IN CASH	$(5,024)	$5,250

CASH, BEGINNING OF PERIOD	$5,150	$—

CASH, END OF PERIOD	$126	$5,250

The accompanying notes are an integral part of the unaudited financial statements.

INKY

NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Inky is the startup corporation, registered under the laws in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). Inky is engaged in mobile applications develop area. Inky is a neat little AR, app aiming to help you decide what and where to ink without having to regret that snarling wolf facial tattoo after the fact. The app includes a selection of designs by different tattoo artists that you can try out virtually via the automatic of smartphone-powered augmented reality placing pixels on your flesh in real-time.

There are two profiles: User and Master in our application. If you want to share your sketches, your work with other you need to sign up as Master. If you want just to try the tattoo via our application on your body, you should sign up as User. You can change your account mode to other without any problem, just sign out from the current mode and sign up another as needed one. As Master, you can upload your own sketches to the app to see whether your pen skills are sharp enough to merit leaving a permanent mark on your person.

In a neat touch, the app asks you to put a little ink on your skin — think of that as part of the try before you buy process — because you need to draw an inky sign in the form of octopus on your person in the place where you’re considering the real deal.

Then the AR tech uses your phone’s camera, combined with your three ink marks, to position and overlay what might be your future tattoo. So, you’re peeking through your smartphone screen at an alternative tattooed you. Which is about as useful as AR gets right now.

Our app is designed to appeal to a variety of age groups ranging from younger teens to adults. We offer our app in both a free advertisement-supported version and a paid version that does include the tattoo base from Inky, as Inky Master. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our apps since they may be reluctant to purchasing an app without first playing it. If the users enjoy a title, they may purchase the app and try Inky tattoo base.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a development-stage company, the Company had no revenues and incurred losses as of August 31, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

INKY

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company had no revenues from June 12, 2018 (inception) through August 31, 2019.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of August 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $126 of cash as of August 31, 2019.

Prepaid Expenses

Our prepaid expenses for the nine months period ended August 31, 2019, and since inception on June 12, 2018, to November 30, 2018, were $0 and $1,950 accordingly.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

INKY

NOTES TO FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of August 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from June 12, 2018 (inception) through August 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Note 4 – Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of August 31, 2019.

Note 5 — Related Party Transactions

During the nine months period, ended August 31, 2019, the Company’s director has loaned to the Company $8,811.

As of August 31, 2019, our sole director has loaned to the Company $14,811. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through to the date when the financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

Overview

Inky is a development stage company, incorporated in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). Inky is engaged in mobile applications development. Inky facilitates the user deciding what and where to ink without having to actually commence the tattoo procedure. The User simply utilizes Inky to preview a proposed tattoo. Then the tattoo technician utilizes the User’s phone’s camera to position and overlay the proposed tattoo. Users will be able to download our Application through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Market.

We plan to generate revenue from sales, or downloads, of our App and from advertisements published on our ad supported app titles.

The member of our management has accumulated significant experience, knowledge and contacts across the key disciplines in the digital and mobile industries. This encompasses digital and social media sales, advertising, operations, and technology and product development and deployment. We expect to leverage management’s industry experience and contacts to our advantage.

Industry Background and Trends

An App is a type of application software designed to run on a mobile device, such as a smartphone or tablet device. Inky is an App that facilitates the user deciding what and where to ink without having to actually commence the tattoo procedure.

Over the last several years, mobile devices, including smartphones and tablets, have proliferated extensively around the world across a wide range of demographic groups, which is demonstrated in the following statistics published by the noted sources:

· As of August 2017, there are over 3.5 billion unique mobile internet users. Source: Statista

· Users spend on average 69% of their media time on smartphones. Source: comScore

· Mobile devices will drive 80% of global internet usage. Source: Zenith

· 50% of the time individuals spend on digital media is on mobile apps. Source: Comscore

· The total number of Android app downloads in 2016 was 90 billion. Source: App Annie

· Despite the sea of choice for mobile apps available for both iOS and Android, in real life people tend to use only a few on a daily basis. The average number of apps people use is 9 apps daily, and 30 apps monthly. Source: TechCrunch

· Mobile websites get more visitors than native apps. But those people spend a lot less time on mobile websites than they do on apps. Source: comScore

· There are about 8 million apps in the Google Play store, 2.2 million in the Apple App Store, 669K in the Windows Store, and 600K in the Amazon Appstore. Source: Statista

As mobile devices have become more prevalent, the mobile Apps industry has experienced corresponding growth in the number of Apps published and the niches they serve, as well as the revenues they generate. We believe that there will continue to be an increase in the number of smartphones and tablets sold. In addition, Apple, Samsung and other mobile device manufacturers have introduced new, larger and more powerful smartphones and tablets that enable more complex Apps and that allow app developers to create apps that are optimized for larger screen sizes and designed to take advantage of these devices’ advanced capabilities and functionality. We believe that the proliferation of and technological developments to mobile devices will continue to drive growth in our industry for the foreseeable future.

Our App

Inky is engaged in mobile applications develop area.

The app includes a selection of designs by different tattoo artists that you can try out virtually via the automatic of smartphone-powered augmented reality placing pixels on your flesh in real-time.

There are two profiles: User and Master in our application. If you want to share your sketches, your work with other you need to sign up as Master. If you want just to try the tattoo via our application on your body you should sign up as User. You can change your account mode to other without any problem, just sign out from the current mode and sign up another as needed one. As Master, you can upload your own sketches to the app to see whether your pen skills are sharp enough to merit leaving a permanent mark on your person.

The app asks you to put a little ink on your skin — think of that as part of the try before you buy process — because you need to draw an inky sign in the form of octopus on your person in the place where you’re considering the real deal.

Then the AR tech uses your phone’s camera, combined with your three ink marks, to position and overlay what might be your future tattoo. So you’re peeking through your smartphone screen at an alternative tattooed you. Which is about as useful as AR gets right now.

Our app is designed to appeal to a variety of age groups ranging from younger teens to adults. We offer our app in both a free advertisement-supported version and a paid version that does include the tattoo base from Inky, as Inky Master. We believe that by offering free ad supported versions we can build a significantly larger customer base more quickly than we could if we charged users an up-front fee to download our apps since they may be reluctant to purchasing an app without first playing it. If the users enjoy a title, they may purchase the app and try Inky tattoo base.

In the future, we intend to broaden the scope of our App to include piercing, scarring, tunnels, microdermabrasion, tattoos on the white of the eye, microdermabrasion (implants silicone).

In the future, we also plan to develop our application in the application-profile for the Masters who will fill in information about themselves and users will choose the real tattoo Master according to the tattoo works and their geolocation.

Sales, Marketing and Distribution

We plan to market, sell and distribute our Inky Apps exclusively through Apple’s App Store and through the Google Play Store, the largest direct-to-consumer digital storefronts. We expect that a majority of our revenues will be derived from sales on the Apple App Store.

We plan to generate revenue from downloads of our paid App mode and from advertisements published on our ad supported app and game titles. We are planning to enter into agreements with each of Apple and Google that govern our relationship as developers / distributors on their respective storefronts.

We will complete the process of migrating the Apps into our corporate structure. We recently retained a new ad network that we believe employs a more effective technology platform and a more aggressive direct sales team. We also are integrating into our existing app and will incorporate into our new apps lucrative ad models and in-app purchasing.

We may partner with other App publishers to develop and market new titles. These types of arrangements will allow us to defray development and marketing costs among a wider range of titles and increase our chances of publishing a successful title.

We will employ advanced analytics, a means of analyzing data we collect about users of our Apps, to develop and publish more appealing titles and features in our apps.

Our ability to market our Apps successfully on direct-to-consumer digital storefronts will depend on a number of factors, including our ability to build relationships with storefront owners and educate them about our title roadmap so that they feature or otherwise prominently place them within the storefront. If we are able to achieve these ends, we believe that consumers are more likely to find our Apps, which may result in greater downloads and more revenue. We believe that a number of factors may influence the featuring or placement of an App, including:

· the perceived attractiveness of the title;

· the level of critical or commercial success of the App or of other Apps previously introduced by a publisher;

· incorporation of the storefront owner’s latest technology in the publisher’s title;

· how strong the consumer experience is on all of the devices that discover titles using any given digital storefront;

· the publisher’s relationship with the applicable storefront owner and future pipeline of quality titles for it; and

· the current market share of the publisher.

We also expect to undertake a number of marketing initiatives designed to attract consumers to download our Apps, including:

· using social networking websites, such as Facebook and Twitter, focused directly at the target users of our Apps;

· paying third parties to advertise or incentivize consumers to download our Apps through offers or recommendations;

· using “push” notifications to alert existing and prospective users of updates to our Apps and new product offerings;

· cross-promoting our Apps through banner advertisements in our other Apps, as well as advertising our Apps in our competitors’ product offerings; and

· undertaking outreach efforts with video app websites and related media outlets, such as providing reviewers with access to our apps prior to launch.

Competition

Developing and distributing Apps is a highly competitive business, characterized by frequent product introductions and rapidly emerging new platforms, technologies and storefronts. With respect to competing for consumers of our app, we will compete primarily on the basis of app quality, brand and customer reviews. We will compete for promotional and digital storefront placement based on these factors, as well as our relationship with the storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties and other content.

We believe that our small size will allow provide us a competitive edge for the time being and allow us to make quick decisions as to product development to take advantage of consumer preferences at a particular point in time.

With respect to our App, we compete with a continually increasing number of companies, including industry leaders such as Activision, DeNA, Electronic Arts (EA Mobile), Apploft, GREE, GungHo Online Entertainment, King Digital Entertainment, Nexon, Warner Brothers and Zynga and many well-funded private companies, including Kabam, Machine Zone, Rovio, Storm 8/Team Lava and Supercell. We could also face increased competition if large companies with significant online presences such as Apple, Google, Amazon, Facebook or Yahoo, choose to enter or expand in the apps space or develop competing apps. One of the main competitors is the InkHunter, whose prototype application is similar to ours. But we believe we are also a good competitor.

In addition, given the open nature of the development and distribution for smartphones and tablets, we also compete or will compete with a vast number of small companies and individuals in all of our segments who are able to create and launch Apps and other content for these devices using relatively limited resources and with relatively limited start-up time or expertise.

Most of our competitors and our potential competitors have one or more advantages over us, including:

· significantly greater financial and personnel resources;

· stronger brand and consumer recognition;

· the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

· more substantial intellectual property of their own;

· lower labor and development costs and better overall economies of scale; and

· broader distribution and presence.

Intellectual Property

Our intellectual property is an essential element of our business. We currently use a combination of trade secret and other intellectual property laws, confidentiality agreements and license agreements to protect our intellectual property. We may seek to file copyrights with respect to one or more of our titles in the future. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without our consent intellectual property that we own or license. Unauthorized use of our intellectual property by third parties, including piracy, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

We may, from time to time, encounter disputes over rights and obligations concerning intellectual property. If we do not prevail in these disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of our App or other applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party, any of which would have a material adverse effect on our business, financial condition and results of operations.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, and sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Employees

We are a start-up company and currently have one employee only - Ioanna Kallidou, our president, treasurer, secretary and director. We intend to outsource any additional services if the business requires so.

Properties

We currently maintain a virtual office at 36 Aigyptou Avenue, 6030 Larnaca, Cyprus. We believe that this space is adequate for our current and foreseeable requirements but that we could establish a permanent presence on acceptable terms, if necessary.

Results of Operations for the Nine Months Ended August 31, 2019 and 2018:

During the nine months ended August 31, 2019, and since our inception (June 12, 2018) to August 31, 2018, we have not received any revenues.

Our net loss for the nine months period ended August 31, 2019, and since our inception (June 12, 2018) to August 31, 2018, were $13,784 and $1,965 accordingly.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended August 31, 2019, were $(13,835). Net cash flows used in operating activities since our inception (June 12, 2018) to August 31, 2018, were $(4,750).

Net cash flows provided by financial activities for the nine months ended August 31, 2019, were $8,811. Net cash flows provided by financial activities since our inception (June 12, 2018) to August 31, 2018, were $10,000.

Off-Balance Sheet Arrangements

As of August 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have generated limited revenues. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2019, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending August 31, 2019, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKY

Date: October 11, 2019	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)