Form 10-K
period 2019-11-30
INKY INC.
filed 2020-02-28
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229748

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

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]       No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X]       No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,000,000 common shares issued and outstanding as of February 28, 2020.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Inky is a company, incorporated in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). Inky is engaged in mobile applications development. Inky facilitates the User deciding what and where to ink without having to actually commence the tattoo procedure. The User simply utilizes Inky to preview a proposed tattoo. Then the tattoo technician utilizes the User phone’s camera to position and overlay the proposed tattoo. Users will be able to download our Application through direct-to-consumer digital storefronts, such as the Apple App Store and Google Play Market.

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

Our App

Inky is engaged in mobile applications development area.

The app includes a selection of designs by different tattoo artists that you can try out virtually via the automation of smartphone-powered augmented reality placing pixels on your flesh in real-time.

There are two profiles: User and Master in our application. If you want to share your sketches and your work with others, you need to sign up as Master. If you just want to try the tattoo via our application on your body you should sign up as User. You can change your account mode to the other without any problem, just sign out from the current mode and sign up as the other as needed. As Master, you can upload your own sketches to the app to see whether your pen skills are sharp enough to merit leaving a permanent mark on your person.

The app asks you to put a little ink on your skin — think of that as part of the try before you buy process — because you need to draw an inky sign in the form of an octopus on your person in the place where you’re considering the real deal.

Then the Augmented Reality (“AR”) tech uses your phone’s camera, combined with your three ink marks, to position and overlay what might be your future tattoo. So you’re peeking through your smartphone screen at an alternative tattooed you. Which is about as useful as AR gets right now.

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

In the future, we intend to broaden the scope of our App to include piercing, scarring, tunnels, microdermabrasion, tattoos on the white of the eye, microdermabrasion (silicone implants).

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

We believe that our small size will provide us a competitive edge for the time being and allow us to make quick decisions as to product development to take advantage of consumer preferences at a particular point in time.

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

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•are approved by FINRA;

•who agree to become a market maker in the security; and

•who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange.

In order for a security to be eligible for quotation by a market maker, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Ms. Kallidou, our President and Chief Executive Officer acts as our principal financial and accounting officer.

We are seeking a market maker to submit an application for quotation to FINRA, though we have not yet identified a market maker to file such application. We can provide no assurance that we will be able to identify a market maker to submit an application to FINRA, that our common stock will be traded on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange or, if traded, that a public market will materialize.

HOLDERS

As of November 30, 2019, the Company had 4,000,000 shares of our common stock issued and outstanding held by our president.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of November 30, 2019.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2019 and 2018:

Revenue

During the year ended November 30, 2019, and since our inception (June 12, 2018) to November 30, 2018, we have not generated any revenues.

Operating expenses

Total operating expenses for the year ended November 30, 2019 and 2018 were $15,385 and $4,900. The operating expenses for the year ended November 30, 2019 and 2018 included Audit Fees of $12,030 and $0; Bank Service Charges of $456 and $0; Professional Fees of $949 and $0; Legal of $0 and $2,000; Rent Expense of $1,950 and $1,393; Incorporation Fees of $0 and $1,408; Miscellaneous of $0 and $99.

Net Loss

Our net loss for the year ended November 30, 2019, and since our inception (June 12, 2018) to November 30, 2018, was $15,385 and $4,900 accordingly.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2019, the Company had cash of $391 ($5,150 as of November 30, 2018). Furthermore, the Company had a working capital deficit of $16,285 ($900 as of November 30, 2018).

During the year ended November 30, 2019, the Company used $15,435 of cash in operating activities due to its net loss $15,385 and decrease in Prepaid rent of $1,950 and decrease in Accounts Payable of $2,000. During the year ended November 30, 2018, the Company used $4,850 of cash in operating activities.

During the year ended November 30, 2019 and 2018, the Company generated $10,676 and $10,000 of cash in financing activities.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INKY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INKY Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of INKY Inc. (the Company) as of November 30, 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended November 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019, and the results of its operations and its cash flows for the year ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

Farmington, Utah

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Inky

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Inky (the Company) as of November 30, 2018, and the related statements of income, stockholders' equity, and cash flows from inception June 12, 2018 through November 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows from inception June 12, 2018 through November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred loss since inception, has negative cash flow from operation, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KSP Group, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

We have served as the Company’s auditor since 2019.

Los Angeles, CA

January 28, 2019

INKY BALANCE SHEETS
	As of November 30, 2019	As of November 30, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$391	$5,150
Prepaid rent	—	1,950
Total Current Assets	391	7,100

TOTAL ASSETS	$391	$7,100

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable	$—	$2,000
Related-party loan	16,676	6,000
Total Current Liabilities	16,676	8,000
Total Liabilities	16,676	8,000

STOCKHOLDER’S EQUITY
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding as of November 30, 2019 and November 30, 2018, respectively	4,000	4,000
Additional paid-in capital	—	—
Accumulated deficit	(20,285)	(4,900)
Total stockholder’s deficit	(16,285)	(900)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$391	$7,100

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENTS OF OPERATIONS
	For the year ended November 30, 2019	For the period June 12, 2018 (inception) November 30, 2018
EXPENSES
General and administrative expenses	$15,385	4,900
Total expenses	15,385	4,900

INCOME (LOSS) BEFORE TAX PROVISION	$(15,385)	(4,900)

NET INCOME (LOSS)	$(15,385)	(4,900)

INCOME TAX PROVISION	$(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,000,000	23,392

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

	Common stock		Additional		Total
			paid-in	Accumulated	stockholder’s
	Shares	Amount	capital	deficit	equity
Balance, June 12, 2018 (inception)	—	$—	$—	$—	$—

Issuance of common stock for cash	4,000,000	$4,000	$—	$—	$4,000

Net income (loss)	—	—	—	(4,900)	(4,900)

Balance, November 30, 2018	4,000,000	$4,000	$—	$(4,900)	$(900)

Net income (loss)	—	—	—	(15,385)	(15,385)

Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENTS OF CASH FLOWS
	As of November 30, 2019	For the period June 12, 2018 (inception) November 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,385)	$(4,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid rent	1,950	(1,950)
Accounts Payable	(2,000)	2,000
Net cash flows used in operating activities	(15,435)	(4,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	10,676	6,000
Proceeds from sell of common stock	—	4,000
Net cash flows provided by financing activities	$10,676	$10,000

NET DECREASE IN CASH	$(4,759)	$5,150

CASH, BEGINNING OF PERIOD	$5,150	$—

CASH, END OF PERIOD	$391	$5,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Inky is a startup corporation, registered under the laws in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). Inky is engaged in the mobile applications development area. Inky is an “AR”, app aiming to help users decide what and where to ink without having to regret the tattoo after the fact. The app includes a selection of designs by different tattoo artists that can be tested virtually via the automation of smartphone-powered augmented reality placing pixels on your flesh in real-time.

Our principal executive office is located at Artemidos 42, Larnaca 6030, Cyprus.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a start up company, the Company had no revenues and incurred losses as of November 30, 2019. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company’s year-end is November 30.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of November 30, 2019 and 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $391 of cash and cash equivalents as of November 30, 2019 ($5,150 as of November 30, 2018).

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of November 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from June 12, 2018 (inception) through November 30, 2018, and for the year ended November 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Research and Development Policy

ASC 730, “Research and Development”, addresses the proper accounting and reporting for research and development costs. It identifies those activities that are to be identified as research and development, the elements of costs that shall be identified with research and development activities, the accounting for these costs, and the financial statement disclosures related to them. Costs and expenses that can be clearly identified as research and development are charged to expense as incurred.

Software Development Policy

The Company follows the provisions of ASC 985, “Software”, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”, which amends recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases (with the exception of short-term leases) at the commencement date. This standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.

The company has elected the short-term lease exemption.

Note 4 – Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of November 30, 2019.

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

During the period from June 12, 2018 (inception) through November 30, 2018, our sole director loaned to the Company $6,000.

During the year ended November 30, 2019, the Company’s director loaned to the Company $10,676.

As of November 30, 2019, our sole director has loaned to the Company $16,676. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – Income Tax Provision

Deferred Tax Assets

As of November 30, 2019, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $20,285.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,260 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of November 30, 2018 and 2019.

Components of deferred tax assets are as follows:

	For the Year Ended November 30, 2019	For the Period June 12, 2018 (inception) November 30, 2018
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$20,285	$4,900
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	4,260	1,029
Less: Valuation Allowance	(4,260)	(1,029)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended November 30, 2019
Federal statutory income tax rate	21%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21)%
Effective income tax rate	0%

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through to the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was a change in auditors from KSP Group Inc to Heaton & Company, PLLC in December 2019. The change was made with no disagreements between the parties.

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.We did not maintain appropriate cash controls – As of November 30, 2019, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.We did not implement appropriate information technology controls – As at November 30, 2019, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2019 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Ioanna Kallidou	26	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

IOANNA KALLIDOU

Ioanna Kallidou has acted as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on June 12, 2018. She is a graduate of the University of Nicosia with Bachelor's degree of Business Administration: Management (2010-2014) and distance Learned of Management Information Systems courses under the University of Nicosia (October 2013-June 2016). Since April 2016 to the incorporation date (April 2016-June 2018), Ms. Kallidou has been a junior software engineer at Crowares Inc. Her responsibilities were the following: clearly and regularly communicate with management and technical support colleagues, maintain and improve the performance of existing software, develop and implement new software programs, design and update software database and test the software products to ensure strong functionality and optimization. Ms. Kallidou has the following skills: modifying existing software to detecting and correcting an errors, improving performance, and upgrading interfaces; consultation with clients regularly regarding projects, proposals, and technical issues that arise during the development process; reports preparation on specifications and activities for each project; well collaboration with other team members to determine the best design specifications and details.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us with regard to our director's business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years November 30, 2019 and 2018:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of November 30, 2019 and 2018:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2018	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Ioanna Kallidou	4,000,000	100%

Item 13. Certain Relationships and Related Transactions

Ms. Kallidou is considered to be a promoter, and currently is the only promoter, of Inky, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

As of November 30, 2019, Ioanna Kallidou has loaned us $16,676. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended November 30, 2019 and 2018 for professional services rendered by KSP Group, Inc., the independent auditor:

Fees	2019	2018
Audit Fees	$12,030	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$12,030	$-

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKY

Date: February 28, 2020	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)