Form 10-Q
period 2020-02-29
INKY INC.
filed 2020-04-03
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,080,000 common shares issued and outstanding as of April 3, 2020.

INKY

FORM 10-Q

Quarterly Period Ended February 29, 2020

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

INKY CONDENSED BALANCE SHEETS
	As of February 29, 2020 (Unaudited)	As of November 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$188	$391
Total Current Assets	188	391

TOTAL ASSETS	$188	$391

LIABILITIES AND STOCKHOLDER’S DEFICIT

LIABILITIES
Current Liabilities
Related-party loan	$23,176	$16,676
Total Current Liabilities	23,176	16,676
Total Liabilities	23,176	16,676

STOCKHOLDER’S Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,000,000 shares issued and outstanding as of February 29, 2020 and November 30, 2019, respectively	4,000	4,000
Additional paid-in capital	—	—
Accumulated deficit	(26,988)	(20,285)
Total stockholder’s deficit	(22,988)	(16,285)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$188	$391

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (Unaudited)
	For the three months ended February 29, 2020	For the three months ended February 28, 2019
EXPENSES
General and administrative expenses	$6,703	6,308
Total expenses	6,703	6,308

INCOME (LOSS) BEFORE TAX PROVISION	$(6,703)	(6,308)

NET INCOME (LOSS)	$(6,703)	(6,308)

INCOME TAX PROVISION	$(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,000,000	4,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT For the Three Months Ended February 29, 2020 and February 28, 2019 (Unaudited)

	Common stock		Additional		Total
			paid-in	Accumulated	stockholder’s
	Shares	Amount	capital	deficit	equity

Balance, November 30, 2018	4,000,000	$4,000	$—	$(4,901)	$(901)

Net income (loss)	—	—	—	(6,308)	(6,308)

Balance, February 28, 2019	4,000,000	$4,000	$—	$(11,209)	$(7,209)

Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Net income (loss)	—	—	—	(6,703)	(6,703)

Balance, February 29, 2020	4,000,000	$4,000	$—	$(26,988)	$(22,988)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Unaudited)
	February 29, 2020	February 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,703)	$(6,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid rent	—	835
Accounts payable	—	(2,000)
Net cash flows used in operating activities	(6,703)	(7,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	6,500	2,775
Net cash flows provided by financing activities	$6,500	$2,775

NET DECREASE IN CASH	$(203)	$(4,698)

CASH, BEGINNING OF PERIOD	$391	$5,150

CASH, END OF PERIOD	$188	$452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 29, 2020 and the year ended November 30, 2019

Note 1 — Description of Organization and Business Operations

Inky is a startup corporation, registered under the laws in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). Inky is engaged in the mobile applications development area. Inky is an Augmented Reality (“AR”), app aiming to help users decide what and where to ink without having to regret the tattoo after the fact. The app includes a selection of designs by different tattoo artists that can be tested virtually via the automation of smartphone-powered augmented reality placing pixels on your flesh in real-time.

Our principal executive office is located at 24 Penteliss, Limassol 4102, Cyprus.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of February 29, 2020. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of February 29, 2020 and February 28, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $188 of cash and cash equivalents as of February 29, 2020 ($391 as of November 30, 2019).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of February 29, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from June 12, 2018 (inception) through November 30, 2018, and for the year ended November 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s consolidated financial statements.

Note 4 – Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

There were 4,000,000 shares of common stock issued and outstanding as of February 29, 2020 and November 30, 2019.

Note 5 — Related Party Transactions

During the year ended November 30, 2019, the Company’s director loaned to the Company $10,676.

During the three months period ended February 29, 2020, the Company’s director loaned to the Company $6,500.

As of February 29, 2020, our sole director has loaned to the Company $23,176. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through to the date when the financial statements were issued to determine if they must be reported.  The Company determined that it has some reportable subsequent events to disclose in these financial statements.

On March 16, 2020, the Company issued 80,000 shares of common stock to two shareholders for proceeds of $2,400 at $0.03 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

· lower labor and development costs and better overall economies of scale; and

· broader distribution and presence.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, and sweepstakes and contests. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase and we may be subject to increased regulatory scrutiny.

Employees

We are a start-up company and currently have one employee only - Ioanna Kallidou, our president, treasurer, secretary and director. We intend to outsource any additional services if the business requires.

Results of Operations for the Three Months Ended February 29, 2020 and February 28, 2019:

During the three months ended February 29, 2020, and February 28, 2019, we have not generated any revenues.

Our net loss for the three month period ended February 29, 2020, and February 28, 2019, were $6,703 and $6,308 accordingly.  This was due to our general and administrative expenses related to operations of the Company.

Liquidity and Capital Resources

Net cash flows used in operating activities for the three months ended February 29, 2020, consisted of a net loss of ($6,703). Net cash flows used in operating activities for the three months ended February 28, 2019, consisted of a net loss ($6,308), increased by prepaid rent of $835 and reduced by accounts payable ($2,000).

Net cash flows provided by financing activities for the three months ended February 29, 2020, consisted of related-party loan for $6,500. Net cash flows provided by financial activities for the three months ended February 28, 2019, consisted of related-party loan for $2,775.

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 29, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending February 29, 2020, there were no pending or threatened legal actions against us.

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

INKY

Date: April 3, 2020	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)