Form 10-Q
period 2020-08-31
INKY INC.
filed 2020-10-13
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,255,500 common shares issued and outstanding as of October 9, 2020.

INKY

FORM 10-Q

Quarterly Period Ended August 31, 2020

Special Note Regarding Forward—Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying interim financial statements of Inky (“the Company,” “we,” “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

INKY CONDENSED BALANCE SHEETS
	As of August 31, 2020 (Unaudited)		As of November 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$			$391
Prepaid Expenses		542		
Total Current Assets		542		391

TOTAL ASSETS		$542		$391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts Payable		$1,500	$	
Related-party loan		27,545		16,676
Total Current Liabilities		29,045		16,676
Total Liabilities		29,045		16,676

STOCKHOLDERS’ Deficit
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,080,000 and 4,000,000 shares issued and outstanding as of August 31, 2020 and November 30, 2019, respectively		4,080		4,000
Additional paid-in capital		2,320		
Accumulated deficit		(34,903)		(20,285)
Total stockholders’ deficit		(28,503)		(16,285)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$542		$391

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	For the three months ended August 31, 2020	For the three months ended August 31, 2019	For the nine months ended August 31, 2020	For the nine months ended August 31, 2019
EXPENSES
General and administrative expenses	$1,626	$3,510	$14,618	$13,784
Total expenses	1,626	3,510	14,618	13,784

INCOME (LOSS) BEFORE TAX PROVISION	$(1,626)	$(3,510)	$(14,618)	$(13,784)

INCOME TAX PROVISION				

NET INCOME (LOSS)	$(1,626)	$(3,510)	$(14,618)	$(13,784)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,080,000	4,000,000	4,049,051	4,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three and Nine Months Ended August 31, 2020 and 2019 (Unaudited)
	Common stock		Additional	Accumulated deficit	Total
			paid-in		stockholder’s
	Shares	Amount	capital		deficit
Balance, November 30, 2018	4,000,000	$4,000	$—	$(4,901)	$(901)

Net income (loss)	—	—	—	(6,308)	(6,308)

Balance, February 28, 2019	4,000,000	$4,000	$—	$(11,209)	$(7,209)

Net income (loss)	—	—	—	(3,966)	(3,966)

Balance, May 31, 2019	4,000,000	$4,000	$—	$(15,175)	$(11,175)

Net income (loss)	—	—	—	(3,510)	(3,510)

Balance, August 31, 2019	4,000,000	$4,000	$—	$(18,685)	$(14,685)

Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Net income (loss)	—	—	—	(6,703)	(6,703)

Balance, February 29, 2020	4,000,000	$4,000	$—	$(26,988)	$(22,988)

Issuance of common stock	80,000	80	2,320	—	2,400

Net income (loss)	—	—	—	(6,289)	(6,289)

Balance, May 31, 2020	4,080,000	$4,080	$2,320	$(33,277)	$(26,877)

Net income (loss)	—	—	—	(1,626)	(1,626)

Balance, August 31, 2020	4,080,000	$4,080	$2,320	$(34,903)	$(28,503)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
	August 31, 2020	August 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(14,618)	$(13,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid rent	—	1,949
Prepaid Expenses	(542)	—
Accounts payable	1,500	(2,000)
Net cash flows used in operating activities	(13,660)	(13,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,400	—
Related-party loan	10,869	8,811
Net cash flows provided by financing activities	$13,269	$8,811

NET INCREASE (DECREASE) IN CASH	$(391)	$(5,024)

CASH, BEGINNING OF PERIOD	$391	$5,150

CASH, END OF PERIOD	$—	$126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the nine months ended August 31, 2020

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of August 31, 2020. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of August 31, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash and cash equivalents as of August 31, 2020 ($391 as of November 30, 2019).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of August 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2020 and November 30, 2019, no amounts have been accrued for the payment of interest and penalties.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

During the nine months period ended August 31, 2020, the Company issued 80,000 shares of common stock for cash proceeds of $2,400 at $0.03 per share.

There were 4,080,000 and 4,000,000 shares of common stock issued and outstanding as of August 31, 2020 and November 30, 2019, respectively.

Note 5 — Related Party Transactions

During the year ended November 30, 2019, the Company’s director loaned to the Company $16,676.

During the nine months period ended August 31, 2020, the Company’s director loaned to the Company $10,869.

As of August 31, 2020, our sole director has loaned to the Company $27,545. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – Subsequent Events

The Company has evaluated all subsequent events through the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to disclose in these financial statements other than those described below.

During September 2020 the Company issued 130,000 shares of common stock for cash proceeds of $3,705 at $0.03 per share. As of October 9, 2020 the Company issued 45,500 shares of common stock for cash proceeds of $1,363 at $0.03 per share.

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

Results of Operations for the Three Months Ended August 31, 2020 and 2019:

During the three months ended August 31, 2020 and 2019, we have not generated any revenues.

Our net loss for the three-month period ended August 31, 2020 and 2019, were $1,626 and $3,510 accordingly.  This was due to our general and administrative expenses related to operations of the Company.

Results of Operations for the Nine Months Ended August 31, 2020 and 2019:

During the nine months ended August 31, 2020 and 2019, we have not generated any revenues.

Our net loss for the nine-month period ended August 31, 2020 and 2019, were $14,618 and $13,784 accordingly.  This was due to our general and administrative expenses related to operations of the Company.

Liquidity and Capital Resources

Net cash flows used in operating activities for the nine months ended August 31, 2020, consisted of a net loss of ($14,618), accounts payable $1,500 and prepaid expenses ($542). Net cash flows used in operating activities for the nine months ended August 31, 2019, consisted of a net loss ($13,784), prepaid rent $1,949 and accounts payable ($2,000).

Net cash flows provided by financing activities for the nine months ended August 31, 2020, consisted of related-party loans for $10,869 and sale of common stock for $2,400. Net cash flows provided by financial activities for the nine months ended August 31, 2019, consisted of related-party loans for $8,811.

Off-Balance Sheet Arrangements

As of August 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2020, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending August 31, 2020, there were no pending or threatened legal actions against us.

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

INKY

Date: October 13, 2020	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)