Form 10-K
period 2020-11-30
INKY INC.
filed 2021-02-02
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   4,958,023   common shares issued and outstanding as of February 1, 2021.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•

are approved by FINRA;

•

who agree to become a market maker in the security; and

•

who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange.

In order for a security to be eligible for quotation by a market maker, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer. Currently, Ms. Kallidou, our President and Chief Executive Officer act as our principal financial and accounting officer.

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

HOLDERS

As of November 30, 2020, the Company had 4,654,200 shares of our common stock issued and outstanding held by a total of 18 shareholders of record.

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

During the year ended November 30, 2020, the Company issued 654,200 shares of common stock for cash proceeds of $19,626 at $0.03 per share.

There were 4,654,200 shares of common stock issued and outstanding as of November 30, 2020.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2020 and 2019:

Revenue

During the years ended November 30, 2020, and 2019, we have not generated any revenues.

Operating expenses

Total operating expenses for the years ended November 30, 2020 and 2019 were $19,195 and $15,385. The operating expenses for the years ended November 30, 2020 and 2019 included Audit Fees of $17,000 and $12,030; Bank Service Charges of $400 and $456; Professional Fees of $420 and $949; Legal of $1,375 and $0; Rent Expense of $0 and $1,950.

Net Loss

Our net loss for the years ended November 30, 2020, and 2019, was $19,195 and $15,385, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2020, the Company had cash of $11,312 ($391 as of November 30, 2019). Furthermore, the Company had a working capital deficit of $15,854 ($16,285 as of November 30, 2019).

During the year ended November 30, 2020, the Company used $19,574 of cash in operating activities due to its net loss $19,195 and increase in Prepaid Expenses of $379. During the year ended November 30, 2019, the Company used $15,435 of cash in operating activities due to its net loss $15,385, decrease in Prepaid Rent of $1,950 and decrease in Accounts Payable of $2,000.

During the year ended November 30, 2020, the Company generated $30,495 ($10,676 as of November 30, 2019) of cash in financing activities which came from related-party loan of $10,869 ($10,676 as of November 30, 2019) and proceeds from sale of common stock of $19,626 ($0 as of November 30, 2019).

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

Item 8. Financial Statements and Supplementary Data

INKY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

_______________________________________________________________________________________________________

To the Board of Directors and Stockholders

INKY Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of INKY Inc. (the Company) as of November 30, 2020 and 2019, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company's Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

February 1, 2021

INKY BALANCE SHEETS
	As of November 30, 2020	As of November 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$11,312	$391
Prepaid expenses	379	—
Total Current Assets	11,691	391

TOTAL ASSETS	$11,691	$391

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Related-party loan	$27,545	$16,676
Total Current Liabilities	27,545	16,676
Total Liabilities	27,545	16,676

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,654,200 and 4,000,000 shares issued and outstanding as of November 30, 2020 and 2019, respectively	4,654	4,000
Additional paid-in capital	18,972	—
Accumulated deficit	(39,480)	(20,285)
Total stockholders’ deficit	(15,854)	(16,285)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,691	$391

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENTS OF OPERATIONS
	For the year ended November 30, 2020	For the year ended November 30, 2019
EXPENSES
General and administrative expenses	$19,195	15,385
Total expenses	19,195	15,385

INCOME (LOSS) BEFORE TAX PROVISION	$(19,195)	(15,385)

INCOME TAX PROVISION	$—	—

NET INCOME (LOSS)	$(19,195)	(15,385)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,111,800	4,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT For the years ended November 30, 2020 and 2019

	Common stock		Additional		Total
			paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	deficit

Balance, November 30, 2018	4,000,000	$4,000	$—	$(4,900)	$(900)

Net income (loss)	—	—	—	(15,385)	(15,385)

Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Issuance of common stock for cash	654,200	654	18,972	—	19,626

Net income (loss)	—	—	—	(19,195)	(19,195)

Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

The accompanying notes are an integral part of these audited financial statements.

INKY STATEMENTS OF CASH FLOWS
	As of November 30, 2020	As of November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(19,195)	$(15,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid rent	—	1,950
Prepaid expenses	(379)	—
Accounts payable	—	(2,000)
Net cash flows used in operating activities	(19,574)	(15,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	10,869	10,676
Proceeds from sell of common stock	19,626	—
Net cash flows provided by financing activities	$30,495	$10,676

NET DECREASE IN CASH	$10,921	$(4,759)

CASH, BEGINNING OF PERIOD	$391	$5,150

CASH, END OF PERIOD	$11,312	$391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

NOVEMBER 30, 2020 AND 2019

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of November 30, 2020. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

At this time any results of financial impact of the COVID-19 pandemic cannot be reasonably estimated now but it may have a material adverse impact on our business, financial condition and results of operations.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of November 30, 2020 and 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 3 — Summary of Significant Accounting Policies (cont.)

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,312 of cash and cash equivalents as of November 30, 2020 ($391 as of November 30, 2019).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of November 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of November 30, 2020 and 2019, no amounts have been accrued for the payment of interest and penalties.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued. Management has not identified any new standards that it believes will have a significant impact on the Company’s financial statements.

Note 4 – Stockholders’ Equity

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of Common Stock, par value $0.001 per share.

During the year ended November 30, 2020, the Company issued 654,200 shares of common stock for cash proceeds of $19,626 at $0.03 per share.

There were 4,654,200 and 4,000,000 shares of common stock issued and outstanding as of November 30, 2020 and 2019, respectively.

INKY

NOTES TO THE AUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions

During the year ended November 30, 2019, the Company’s director loaned to the Company $10,676.

During the year ended November 30, 2020, the Company’s director loaned to the Company $10,869.

As of November 30, 2020, our sole director has loaned to the Company $27,545. This loan is unsecured, non-interest bearing and due on demand.

Note 6 – Income Tax Provision

Deferred Tax Assets

As of November 30, 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $39,480.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $8,291 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is n/a as of November 30, 2020 and 2019.

Components of deferred tax assets are as follows:

	For the Year Ended November 30, 2020	For the Year Ended November 30, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$39,480	$20,285
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	8,291	4,260
Less: Valuation Allowance	(8,291)	(4,260)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended November 30, 2020
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

During December 2020 the Company issued 181,823 shares of common stock for cash proceeds of $5,455 at $0.03 per share.

During January 2021 the Company issued 122,000 shares of common stock for cash proceeds of $3,660 at $0.03 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was a change in auditors from KSP Group Inc to Heaton & Company, PLLC in December 2019. The change was made with no disagreements between the parties.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2020, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2020, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2020 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Ioanna Kallidou	27	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years November 30, 2020 and 2019:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2019	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of November 30, 2020 and 2019:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2019	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0

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

The percentages below are calculated based on 4,654,200 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Ioanna Kallidou	4,000,000	86%

Item 13. Certain Relationships and Related Transactions

Ms. Kallidou is considered to be a promoter, and currently is the only promoter, of Inky, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

As of November 30, 2020, Ioanna Kallidou has loaned us $27,545. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended November 30, 2020 and 2019 for professional services rendered by Heaton & Company, PLLC, the independent auditor, and KSP Group, Inc., the former independent auditor:

Fees	2020	2019
Audit Fees	$17,000	$12,030
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$17,000	$12,030

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKY

Date: February 2, 2021	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)