Form 10-Q
period 2021-02-28
INKY INC.
filed 2021-04-09
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

Securities registered under Section 12(b) of the Exchange Act: None

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

Yes [X]       No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,092,023 common shares issued and outstanding as of April 7, 2021.

INKY

FORM 10-Q

Quarterly Period Ended February 28, 2021

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

INKY CONDENSED BALANCE SHEETS
	As of February 28, 2021 (Unaudited)	As of November 30, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$1,118	$11,312
Prepaid expenses	19,179	379
Total Current Assets	20,297	11,691

TOTAL ASSETS	$20,297	$11,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Related-party loan	$27,744	$27,545
Total Current Liabilities	27,744	27,545
Total Liabilities	27,744	27,545

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,024,356 and 4,654,200 shares issued and outstanding as of February 28, 2021 and November 30, 2020, respectively	5,024	4,654
Additional paid-in capital	29,706	18,972
Accumulated deficit	(42,177)	(39,480)
Total stockholders’ deficit	(7,447)	(15,854)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,297	$11,691

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (Unaudited)
	For the three months ended February 28, 2021	For the three months ended February 29, 2020
EXPENSES
General and administrative expenses	$2,697	$6,703
Total expenses	2,697	6,703

INCOME (LOSS) BEFORE TAX PROVISION	$(2,697)	$(6,703)

INCOME TAX EXPENSE		

NET LOSS	$(2,697)	$(6,703)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	4,821,969	4,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three Months Ended February 28, 2021 and February 29, 2020 (Unaudited)
	Common stock		Additional	Accumulated deficit	Total
			paid-in		stockholder’s
	Shares	Amount	capital		deficit
Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Net income (loss)	—	—	—	(6,703)	(6,703)

Balance, February 29, 2020	4,000,000	$4,000	$—	$(26,988)	$(22,988)

Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

Issuance of common stock for cash	370,156	370	10,734	—	11,104

Net income (loss)	—	—	—	(2,697)	(2,697)

Balance, February 28, 2021	5,024,356	$5,024	$29,706	$(44,177)	$(7,447)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (Unaudited)
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,697)	$(6,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(18,800)	—
Net cash flows used in operating activities	(21,497)	(6,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	11,104	—
Related-party loan	199	6,500
Net cash flows provided by financing activities	$11,303	$6,500

NET DECREASE IN CASH	$(10,194)	$(203)

CASH, BEGINNING OF PERIOD	$11,312	$391

CASH, END OF PERIOD	$1,118	$188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2021

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of February 28, 2021. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended November 30, 2020.

 In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company’s year-end is November 30.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2021

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of February 28, 2021, and February 29, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,118 of cash and cash equivalents as of February 28, 2021 ($11,312 as of November 30, 2020).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of February 28, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 28, 2021, and November 30, 2020, no amounts have been accrued for the payment of interest and penalties.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2021

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

During the three months ended February 28, 2021, the Company issued 370,156 shares of common stock for cash proceeds of $11,104 at $0.03 per share.

There were 5,024,356 and 4,654,200 shares of common stock issued and outstanding as of February 28, 2021, and November 30, 2020, respectively.

Note 5 — Related Party Transactions

During the year ended November 30, 2020, the Company’s director loaned to the Company $10,869.

During the three months period ended February 28, 2021, the Company’s director loaned to the Company $199.

As of February 28, 2021, our sole director has loaned to the Company $27,744. This loan is unsecured, non-interest bearing and due on demand.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2021

Note 6 — Prepaid Expenses

As of February 28, 2021, the prepaid balance was as follows:

Application development	$18,800
Prepaid business license fees	379
Total prepaid expenses	$19,179

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to disclose in these financial statements other than those described below.

During March 2021 the Company issued 67,667 shares of common stock for cash proceeds of $2,030 at $0.03 per share.

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

Over the last several years, mobile devices, including smartphones and tablets, have proliferated extensively around the world across a wide range of demographic groups, which is demonstrated in the following statistics published by the noted sources:

· In January 2021, Datareportal recorded 5.22 billion unique mobile users, making up 66.6% of the global population. In fact, the number of social media and application users has increased by more than 13 percent over the past 12 months. No doubt social distancing has played its part in that one. Source: SmartInsight

· The total number of Android app downloads in 2020 was 108.5 billion. Source: Statista

· It is estimated that the global number of smartphone users will rise to 3.5 billion over the course of 2020. If we looked at it in terms of devices, there are more connected mobile devices in the world (7.94 billion) than there are people. Source: Businessofapps

· Over 1 billion mobile games downloaded per week in Q2 2020. Source: App Annie.

· Games accounted for 40% of total app downloads in H1 2020, up from 37% in 2019. Source: Sensor Tower.

· Global average of 200 billion hours spent using apps on Android devices each month in Q2 2020. Source: App Annie.

· 67% of users used a mobile shopping app in Q1 2020, with 52% purchasing a product via mobile. Source: GlobalWebIndex.

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

Results of Operations for the Three Months Ended February 28, 2021, and February 29, 2020:

During the three months ended February 28, 2021, and February 29, 2020, we have not generated any revenues.

Our net loss for the three-month period ended February 28, 2021, and February 29, 2020, were $2,697 and $6,703 accordingly. This was due to our general and administrative expenses related to operations of the Company.

Liquidity and Capital Resources

Net cash flows used in operating activities for the three months ended February 28, 2021, consisted of a net loss of ($2,697) and prepaid expenses ($18,800). Net cash flows used in operating activities for the three months ended February 29, 2020, consisted of a net loss ($6,703).

Net cash flows provided by financing activities for the three months ended February 28, 2021, consisted of related-party loans for $199 and sale of common stock for $11,104. Net cash flows provided by financial activities for the three months ended February 29, 2020, consisted of related-party loans for $6,500.

Off-Balance Sheet Arrangements

As of February 28, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending February 28, 2021, there were no pending or threatened legal actions against us.

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

INKY

Date: April 9, 2021	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)