Form 10-Q
period 2021-05-31
INKY INC.
filed 2021-07-15
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229748

INKY INC.

(Exact name of registrant as specified in its charter)

NV	37-1904036	7371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Ioanna Kallidou, President and Chief Executive Officer 36 Aigyptou Avenue, Larnaca , 6030, CY Phone: 357-25057246
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

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]       No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,092,023 common shares issued and outstanding as of July 9, 2021.

INKY

FORM 10-Q

Quarterly Period Ended May 31, 2021

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

INKY

CONDENSED BALANCE SHEETS

	As of May 31, 2021 (Unaudited)	As of November 30, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,631	$11,312
Prepaid expenses	18,854	379
Total Current Assets	20,485	11,691
TOTAL ASSETS	$20,485	$11,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Related-party loan	$27,744	$27,545
Total Current Liabilities	27,744	27,545
Total Liabilities	27,744	27,545
STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,092,023 and 4,654,200 shares issued and outstanding as of May 31, 2021 and November 30, 2020, respectively	5,092	4,654
Additional paid-in capital	31,668	18,972
Accumulated deficit	(44,019)	(39,480)
Total stockholders’ deficit	(7,259)	(15,854)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,485	$11,691

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended May 31, 2021	For the three months ended May 31, 2020	For the six months ended May 31, 2021	For the six months ended May 31, 2020
EXPENSES
General and administrative expenses	$1,842	$6,289	$4,539	$12,992
Total expenses	1,842	6,289	4,539	12,992

INCOME (LOSS) BEFORE TAX PROVISION	$(1,842)	$(6,289)	$(4,539)	$(12,992)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,842)	$(6,289)	$(4,539)	$(12,992)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,032,996	4,022,609	4,956,248	4,011,366

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended May 31, 2021 and 2020

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholder’s deficit
	Shares	Amount
Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Net income (loss)	—	—	—	(6,703)	(6,703)

Balance, February 29, 2020	4,000,000	$4,000	$—	$(26,988)	$(22,988)

Issuance of common stock	80,000	80	2,320	—	2,400

Net income (loss)	—	—	—	(6,289)	(6,289)

Balance, May 31, 2020	4,080,000	$4,080	$2,320	$(33,277)	$(26,877)

Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

Issuance of common stock for cash	370,156	370	10,734	—	11,104

Net income (loss)	—	—	—	(2,697)	(2,697)

Balance, February 28, 2021	5,024,356	$5,024	$29,706	$(42,177)	$(7,447)

Issuance of common stock for cash	67,667	68	1,962	—	2,030

Net income (loss)	—	—	—	(1,842)	(1,842)

Balance, May 31, 2021	5,092,023	$5,092	$31,668	$(44,019)	$(7,259)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,539)	$(12,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(18,475)	—
Accounts payable	—	3,175
Net cash flows used in operating activities	(23,014)	(9,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,134	2,400
Related-party loan	199	8,000
Net cash flows provided by financing activities	$13,333	$10,400

NET DECREASE IN CASH	$(9,681)	$583

CASH, BEGINNING OF PERIOD	$11,312	$391

CASH, END OF PERIOD	$1,631	$974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2021

Note 1 — Description of Organization and Business Operations

Inky is a startup corporation, registered under the laws in the State of Nevada on June 12, 2018. Inky (“we,” “us,” or the “Company”) develops, publishes and markets mobile software application for smartphones and tablet devices (“Apps”). It is an “AR” app aiming to help users decide what and where to ink without having to regret the tattoo after the fact. The app includes a selection of tattoo sketches by different artists that can be virtually placed via smartphone-powered augmented reality. A user gets to try on a virtual tattoo on their flesh in real-time.

Our principal executive office is located at 24 Penteliss, Limassol 4102, Cyprus.

The Company’s functional and reporting currency is the U.S. dollar.

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of May 31, 2021. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2021

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of May 31, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,631 of cash and cash equivalents as of May 31, 2021 ($11,312 as of November 30, 2020).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of May 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 31, 2021, and November 30, 2020, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2021

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

During the six months ended May 31, 2021, the Company issued 437,823 shares of common stock for cash proceeds of $13,134 at $0.03 per share.

There were 5,092,023 and 4,654,200 shares of common stock issued and outstanding as of May 31, 2021, and November 30, 2020, respectively.

Note 5 — Related Party Transactions

During the year ended November 30, 2020, the Company’s director loaned to the Company $10,869.

During the six months period ended May 31, 2021, the Company’s director loaned to the Company $199.

As of May 31, 2021, our sole director has loaned to the Company $27,744. This loan is unsecured, non-interest bearing and due on demand.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2021

Note 6 — Prepaid Expenses

As of May 31, 2021, the prepaid balance was as follows:

as of May 31, 2021
Application development	$18,800
Prepaid business license fees	54
Total prepaid expenses	$18,854

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

Results of Operations for the Three Months Ended May 31, 2021 and 2020:

During the three months ended May 31, 2021 and 2020, we have not generated any revenues.

Our net loss for the three-month period ended May 31, 2021 and 2020, were $1,842 and $6,289 accordingly. This was due to our general and administrative expenses related to operations of the Company. The decrease in operating expenses is due to a decrease in audit fees.

Results of Operations for the Six Months Ended May 31, 2021 and 2020:

During the six months ended May 31, 2021 and 2020, we have not generated any revenues.

Our net loss for the six-month period ended May 31, 2021 and 2020, were $4,539 and $12,992 accordingly. This was due to our general and administrative expenses related to operations of the Company. The decrease in operating expenses is due to a decrease in audit fees.

Liquidity and Capital Resources

Net cash flows used in operating activities for the six months ended May 31, 2021, consisted of a net loss of ($4,539) and prepaid expenses ($18,475). Net cash flows used in operating activities for the six months ended May 31, 2020, consisted of a net loss ($12,992) and accounts payable $3,175.

Net cash flows provided by financing activities for the six months ended May 31, 2021, consisted of related-party loans for $199 and sale of common stock for $13,134. Net cash flows provided by financial activities for the six months ended May 31, 2020, consisted of related-party loans for $8,000 and sale of common stock for $2,400.

Off-Balance Sheet Arrangements

As of May 31, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2021, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending May 31, 2021, there were no pending or threatened legal actions against us.

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

INKY

Date: July 14, 2021	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)