Form 10-K
period 2021-11-30
INKY INC.
filed 2022-02-28
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

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

Ioanna Kallidou,

President and Chief Executive Officer

36 Aigyptou Avenue, Larnaca, 6030, CY

Phone: + 357-25057246

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

Yes [ ]       No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,092,023 common shares issued and outstanding as of February 28, 2022.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

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

HOLDERS

As of November 30, 2021, the Company had 5,092,023 shares of our common stock issued and outstanding held by a total of 31 shareholders of record.

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

During the year ended November 30, 2021, the Company issued 437,823 shares of common stock for cash proceeds of $13,134 at $0.03 per share.

There were 5,092,023 shares of common stock issued and outstanding as of November 30, 2021.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2021 and 2020:

Revenue

During the years ended November 30, 2021, and 2020, we have not generated any revenues.

Operating expenses

Total operating expenses for the years ended November 30, 2021 and 2020 were $17,837 and $19,195. The operating expenses for the years ended November 30, 2021 and 2020 included Audit Fees of $6,750 and $17,000; Bank Service Charges of $282 and $400; Professional Fees of $805 and $420; Legal of $0 and $1,375; DTC Fees of $10,000 and $0.

Net Loss

Our net loss for the years ended November 30, 2021, and 2020, was $17,837 and $19,195, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2021, the Company had cash of $114 ($11,312 as of November 30, 2020). Furthermore, the Company had a working capital deficit of $20,557 ($15,854 as of November 30, 2020).

During the year ended November 30, 2021, the Company used $35,181 of cash in operating activities due to its net loss $17,837, increase in Account Payable $1,619 and increase in Prepaid Expenses of $18,963. During the year ended November 30, 2020, the Company used $19,574 of cash in operating activities due to its net loss $19,195 and increase in Prepaid Expenses of $379.

During the year ended November 30, 2021, the Company generated $23,983 ($30,495 as of November 30, 2020) of cash in financing activities which came from related-party loan of $10,849 ($10,869 as of November 30, 2020) and proceeds from sale of common stock of $13,134 ($19,626 as of November 30, 2020).

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

INKY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INKY Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of INKY Inc. (the Company) as of November 30, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB.

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

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2019.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

February 11, 2022

INKY

BALANCE SHEETS

	As of November 30, 2021	As of November 30, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$114	$11,312
Prepaid expenses	19,342	379
Total Current Assets	19,456	11,691

TOTAL ASSETS	$19,456	$11,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	1,619	—
Related-party loan	38,394	27,545
Total Current Liabilities	40,013	27,545
Total Liabilities	40,013	27,545

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,092,023 and 4,654,200 shares issued and outstanding as of November 30, 2021 and 2020, respectively	5,092	4,654
Additional paid-in capital	31,668	18,972
Accumulated deficit	(57,317)	(39,480)
Total stockholders’ deficit	(20,557)	(15,854)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,456	$11,691

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF OPERATIONS

	For the year ended November 30, 2021	For the year ended November 30, 2020
EXPENSES
General and administrative expenses	$17,837	$19,195
Total expenses	17,837	19,195

INCOME (LOSS) BEFORE TAX PROVISION	$(17,837)	$(19,195)

INCOME TAX EXPENSE	-	-

NET LOSS	$(17,837)	$(19,195)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,092,023	4,111,800

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended November 30, 2021 and 2020

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balance, November 30, 2019	4,000,000	$4,000	$—	$(20,285)	$(16,285)

Issuance of common stock	654,200	654	18,972	—	19,626

Net income (loss)	—	—	—	(19,195)	(19,195)

Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

Issuance of common stock for cash	437,823	438	12,696	—	13,134
Net income (loss)	—	—	—	(17,837)	(17,837)

Balance, November 30, 2021	5,092,023	$5,092	$31,668	$(57,317)	$(20,557)

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF CASH FLOWS

	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(17,837)	$(19,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses	(18,963)	(379)
Accounts payable	1,619	—
Net cash flows used in operating activities	(35,181)	(19,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	13,134	19,626
Related-party loan	10,849	10,869
Net cash flows provided by financing activities	$23,983	$30,495

NET INCRESE (DECREASE) IN CASH	$(11,198)	$10,921

CASH, BEGINNING OF PERIOD	$11,312	$391

CASH, END OF PERIOD	$114	$11,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these financial statements.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of November 30, 2021. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of November 30, 2021 and 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $114 of cash and cash equivalents as of November 30, 2021 ($11,312 as of November 30, 2020).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of November 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of November 30, 2021, and November 30, 2020, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

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

During the year ended November 30, 2021, the Company issued 437,823 shares of common stock for cash proceeds of $13,134 at $0.03 per share.

There were 5,092,023 and 4,654,200 shares of common stock issued and outstanding as of November 30, 2021, and 2020, respectively.

Note 5 — Related Party Transactions

During the year ended November 30, 2020, the Company’s director loaned to the Company $10,869.

During the year ended November 30, 2021, the Company’s director loaned to the Company $10,849.

As of November 30, 2021, our sole director has loaned to the Company $38,394. This loan is unsecured, non-interest bearing and due on demand.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

Note 6 — Prepaid Expenses

As of November 30, 2021, the prepaid balance was as follows:

As of November 30, 2021
Application development	$18,800
Prepaid business license fees	542
Total prepaid expenses	$19,342

Note 7 – Income Tax Provision

Deferred Tax Assets

As of November 30, 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $57,317.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $12,037 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is $12,037 and $8,291 as of November 30, 2021 and 2020, respectively.

Components of deferred tax assets are as follows:

	For the Year Ended November 30, 2021	For the Year Ended November 30, 2020
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$57,317	$39,480
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	12,037	8,291
Less: Valuation Allowance	(12,037)	(8,291)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2021 AND 2020

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended November 30, 2021
Federal statutory income tax rate	21%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21)%
Effective income tax rate	0%

Note 8 – Subsequent Events

The Company has evaluated all subsequent events through the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2021, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2021, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.	We did not maintain appropriate cash controls – As of November 30, 2021, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at November 30, 2021, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 31, 2021 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Ioanna Kallidou	28	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

IOANNA KALLIDOU

Ioanna Kallidou has acted as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on June 12, 2018. She is a graduate of the University of Nicosia with Bachelor's degree of Business Administration: Management and distance Learned of Management Information Systems courses under the University of Nicosia. Since April 2016 to the incorporation date (April 2016-June 2018), Ms. Kallidou has been a junior software engineer at Crowares Inc.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years November 30, 2021 and 2020:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of November 30, 2021 and 2020:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2020	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0

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

The percentages below are calculated based on 5,092,023 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Ioanna Kallidou	4,000,000	78.55%

Item 13. Certain Relationships and Related Transactions

Ms. Kallidou is considered to be a promoter, and currently is the only promoter, of Inky, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

On November 29, 2018 the Company issued 4,000,000 shares of common stock to a director for cash proceeds of $4,000 at $0.001 per share.

As of November 30, 2021, Ioanna Kallidou has loaned us $38,394. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended November 30, 2021 and 2020 for professional services rendered by Heaton & Company, PLLC, the independent auditor, and KSP Group, Inc., the former independent auditor:

Fees	2021	2020
Audit Fees	$8,750	$17,000
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$8,750	$17,000

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKY

Date: February 28, 2022	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)