Form 10-Q
period 2022-05-31
INKY INC.
filed 2022-07-14
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,092,023 common shares issued and outstanding as of July 12, 2022.

INKY

FORM 10-Q

Quarterly Period Ended May 31, 2022

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

INKY

CONDENSED BALANCE SHEETS

(Unaudited)

	As of May 31, 2022	As of November 30, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$114	$114
Prepaid expenses	18,854	19,342
Total Current Assets	18,968	19,456

TOTAL ASSETS	$18,968	$19,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$2,783	$1,619
Accrued payroll - related party	21,000	—
Related-party loan	40,013	38,394
Total Current Liabilities	63,796	40,013
Total Liabilities	63,796	40,013

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,092,023 shares issued and outstanding	5,092	5,092
Additional paid-in capital	31,668	31,668
Accumulated deficit	(81,588)	(57,317)
Total stockholders’ deficit	(44,828)	(20,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$18,968	$19,456

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended May 31, 2022	For the three months ended May 31, 2021	For the six months ended May 31, 2022	For the six months ended May 31, 2021
EXPENSES
General and administrative expenses	$12,770	$1,842	$24,271	$4,539
Total expenses	12,770	1,842	24,271	4,539

INCOME (LOSS) BEFORE TAX PROVISION	$(12,770)	$(1,842)	$(24,271)	$(4,539)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(12,770)	$(1,842)	$(24,271)	$(4,539)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,092,023	5,032,996	5,092,023	4,956,248

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended May 31, 2022 and 2021

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

Issuance of common stock for cash	370,156	370	10,734	—	11,104

Net income (loss)	—	—	—	(2,697)	(2,697)

Balance, February 28, 2021	5,024,356	$5,024	$29,706	$(42,177)	$(7,447)

Issuance of common stock for cash	67,667	68	1,962	—	2,030

Net income (loss)	—	—	—	(1,842)	(1,842)

Balance, May 31, 2021	5,092,023	$5,092	$31,668	$(44,019)	$(7,259)

Balance, November 30, 2021	5,092,023	$5,092	$31,668	$(57,317)	$(20,557)

Net income (loss)	—	—	—	(11,501)	(11,501)

Balance, February 28, 2022	5,092,023	$5,092	$31,668	$(68,818)	$(32,058)

Net income (loss)	—	—	—	(12,770)	(12,770)

Balance, May 31, 2022	5,092,023	$5,092	$31,668	$(81,588)	$(44,828)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(24,271)	$(4,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	488	(18,475)
Accrued payroll - related party	21,000	—
Accounts payable	1,164	—
Net cash flows used in operating activities	$(1,619)	$(23,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	—	13,134
Related-party loan	1,619	199
Net cash flows provided by financing activities	$1,619	$13,333

NET INCREASE (DECREASE) IN CASH	$—	$(9,681)

CASH, BEGINNING OF PERIOD	$114	$11,312

CASH, END OF PERIOD	$114	$1,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—
Cash paid for income tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2022

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

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had no revenues and incurred losses as of May 31, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the six months ended May 31, 2022

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of May 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $114 of cash and cash equivalents as of May 31, 2022 ($114 as of November 30, 2021).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of May 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 31, 2022, and November 30, 2021, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2022

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

There were 5,092,023 and 5,092,023 shares of common stock issued and outstanding as of May 31, 2022, and November 30, 2021, respectively.

Note 5 — Related Party Transactions

During the six months period ended May 31, 2022 and 2021, the Company’s director loaned to the Company $1,619 and $199, respectively.

As of May 31, 2022 and November 30, 2021, our sole director has a total outstanding balance of $40,013 and $38,394, respectively. This loan is unsecured, non-interest bearing and due on demand.

As of May 31, 2022 and November 30, 2021, the payroll liability to our sole director was $21,000 and $0, respectively.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the six months ended May 31, 2022

Note 6 — Prepaid Expenses

As of May 31, 2022, the prepaid balance was as follows:

As May 31, 2022
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

Results of Operations for the Three Months Ended May 31, 2022 and 2021:

During the three months ended May 31, 2022 and 2021, we have not generated any revenues.

Our net loss for the three-month period ended May 31, 2022 and 2021, was $12,770 and $1,842 respectively. This was due to an increase in payroll expense.

Results of Operations for the Six Months Ended May 31, 2022 and 2021:

During the six months ended May 31, 2022 and 2021, we have not generated any revenues.

Our net loss for the six-month period ended May 31, 2022 and 2021, was $24,271 and $4,539 respectively. This was due to an increase in payroll expense.

Liquidity and Capital Resources

Net cash flows used in operating activities for the six months ended May 31, 2022, consisted of a net loss of $24,271, prepaid expenses of $488, accrued payroll of $21,000 and accounts payable of $1,164. Net cash flows used in operating activities for the six months ended May 31, 2021, consisted of a net loss of $4,539 and prepaid expenses $18,475.

Net cash flows provided by financing activities for the six months ended May 31, 2022, consisted of related-party loans of $1,619. Net cash flows provided by financial activities for the six months ended May 31, 2021, consisted of related-party loans of $199 and sale of common stock of $13,134.

Off-Balance Sheet Arrangements

As of May 31, 2022, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending May 31, 2022, there were no pending or threatened legal actions against us.

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

INKY

Date: July 14, 2022	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)