Form 10-K
period 2022-11-30
INKY INC.
filed 2023-03-15
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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

Ioanna Kallidou,

President and Chief Executive Officer

36 Aigyptou Avenue, Larnaca, 6030, CY

Phone: + 357-25057246

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant's Principal Executive Office)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

Yes [ ]       No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,105,357 common shares issued and outstanding as of March 14, 2023.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

Overview

Inky Inc. was incorporated in the State of Nevada on June 12, 2018. The Company (“we,” “us,” or the “Company”) is engaged in developing tattoo projects. Inky is developing a service with an artificial intelligence that will create a unique tattoo design and online platform to connect and inspire tattoo artists and clients with the objective of simplifying and enhancing the experience for clients when choosing a tattoo design and finding an appropriate artist.

In November 2022, the Company has launched an online platform with a global reach, providing an effortless experience for individuals interested in the art of tattoos. The platform facilitates the process of finding an ideal tattoo design and suitable artist for clients, while also aiding tattoo artists in locating potential clients. The overall aim of the platform is to streamline and expedite the process of finding a tattoo artist and design, creating an enjoyable experience for both parties involved. We have made the search process much simpler and more convenient by means of our website https://inky.live.

As of November 2022, the company has launched an online platform that targets an international audience. The platform was developed to streamline this process by creating an interactive service that connects clients with tattoo artists, focusing on facilitating a seamless experience for both parties, thereby bringing a positive change to the industry. The platform has an extensive database of tattoo artists, providing them with an additional advertising space to showcase their work and attract potential clients.

Inky Inc. has introduced a subscription-based service that provides users with access to AI-generated tattoo ideas. As of November 30, 2022, we managed to generate the first income based on selling access to the application programming interface (API), which has become the primary source of revenue for the Company. This feature allows customers to obtain personalized tattoo designs, saving them time and effort in selecting a design. The company has observed a positive trend in project development and an increase in income generation. The AI-powered service also benefits tattoo artists, who can use it to explore new styles and enhance their skills. By analyzing customer preferences and generating unique designs, Inky Inc.'s AI-powered service provides tattoo artists with a valuable tool for expanding their creative horizons.

As of November 30, 2022 Inky Inc. has put in funds in the development of products by purchasing software with artificial intelligence for tattoo idea generation service for $100,000 and its implementation: tattoo idea generation service integration and improvement of website sections. Based on this the Company launched an additional service on the website, which was formed into a service for selling API access by subscription. The total asset during the year has increased by $106,395 from $19,456 as on November 2021 to $125,851 as on November 30, 2022.

We were previously considered a shell company as defined by Rule 405 of the Securities Act of 1933, as amended. However, during the year ended November 30, 2022, we ceased to be a shell company as we have significantly increased our business activities and assets and have met the criteria set forth in Rule 144(i)(1) under the Securities Act. As a result, we are now considered a non-shell company. We have updated our filings with the SEC to reflect this change in status.

Sales, Marketing and Distribution

We plan that the main source of income for INKY will be monetization from the sale of API for generating tattoo ideas. We are interested in increasing website traffic by increasing the number of users which will lead also to great popularity and high demand. Moreover, we plan to attract additional promotional tools that we believe will actively help us develop and bring additional income.

Competition

Developing and distributing API (Application Programming Interface) is a highly competitive business, characterized by frequent use. API simplifies the programming process when building applications by abstracting away the underlying implementation and providing only the objects or actions that the developer needs. If a GUI for an email client can provide the user with a button that will go through all the steps to fetch and highlight new emails, then the File I/O API can give the developer a function that copies a file from one location to another without requiring the developer to understand file operations, systems happening behind the scenes.

With respect to competing for consumers of our app, we will compete primarily based on API quality and customer reviews. We will compete for promotional and digital storefront placement based on these factors, as well as our relationship with the storefront owner, historical performance, perception of sales potential and relationships with licensors of brands, properties, and other content. We believe that our small size will provide us a competitive advantage for the time being and allow us to make quick product development to take advantage of consumer preferences at a particular point in time.

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

· lower labor and development costs and better overall economies of scale; and

· broader distribution and presence.

Government Regulation

We are subject to various federal, state, and international laws and regulations that affect our business, including those relating to the privacy and security of customer and employee personal information and those relating to the Internet, behavioral tracking, mobile applications, advertising and marketing activities, and sweepstakes and contests. Additional laws in all these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny.

Employees

We are a start-up company and currently have one employee - Ioanna Kallidou, our president, treasurer, secretary, and director. We intend to outsource any additional services if the business requires.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened, or contemplated or any unsatisfied judgments against us.

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

HOLDERS

As of November 30, 2022, the Company had 7,105,357 shares of our common stock issued and outstanding held by a total of 31 shareholders of record.

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

During the year ended November 30, 2022, the Company issued 2,013,334 shares of common stock in exchange for the notes payable of $90,600.

There were 7,105,357 shares of common stock issued and outstanding as of November 30, 2022.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended November 30, 2022 and 2021:

Revenue

During the years ended November 30, 2022 and 2021 we generated total revenue of $1,000 and $0.

Operating expenses

Total operating expenses for the years ended November 30, 2022 and 2021 were $67,442 and $17,837. The operating expenses for the years ended November 30, 2022 and 2021 included Audit Fees of $9,750 and $6,750; Application Development Expenses of $5,500 and $0; Bank Service Charges of $0 and $282; Professional Fees of $2,622 and $805; Payroll Expenses of $49,000 and $0; DTC Fees of $0 and $10,000; Website Expenses of $570 and $0.

Net Loss

Our net loss for the years ended November 30, 2022 and 2021 was $66,442 and $17,837, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2022, the Company had cash of $114 ($114 as of November 30, 2021). Furthermore, the Company had a working capital deficit of $108,369 ($20,557 as of November 30, 2021).

During the year ended November 30, 2022, the Company used $13,010 of cash in operating activities due to its net loss $66,442, decrease in Account Payable of $1,143, increase in Accrued Payroll of $49,000 and decrease in Prepaid Expenses of $5,575. During the year ended November 30, 2021, the Company used $35,181 of cash in operating activities due to its net loss $17,837, increase in Account Payable $1,619 and increase in Prepaid Expenses of $18,963.

During the year ended November 30, 2022, the Company used $21,370 of cash flows in investing activities related to website development. During the year ended November 30, 2021, the Company generated $0 of cash flows in investing activities.

During the year ended November 30, 2022, the Company generated $34,380 of cash in financing activities which came from related-party loan. During the year ended November 30, 2021, the Company generated $23,983 of cash in financing activities which came from related-party loan of $10,849 and proceeds from sale of common stock of $13,134.

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

INKY

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

INKY Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of INKY Inc. (the Company) as of November 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 14, 2023

INKY

BALANCE SHEETS

	As of November 30, 2022	As of November 30, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$114	$114
Prepaid expenses	13,767	19,342
Total Current Assets	13,881	19,456

Intangible Assets	111,970	-

TOTAL ASSETS	$125,851	$19,456

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$476	$1,619
Accrued payroll - related party	49,000	-
Related-party loan	72,774	38,394
Total Current Liabilities	122,250	40,013
Total Liabilities	122,250	40,013

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,105,357 and 5,092,023 shares issued and outstanding as of November 30, 2022 and 2021, respectively	7,105	5,092
Additional paid-in capital	120,255	31,668
Accumulated deficit	(123,759)	(57,317)
Total stockholders’ deficit	3,601	(20,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,851	$19,456

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF OPERATIONS

	For the year ended November 30, 2022	For the year ended November 30, 2021

INCOME	$1,000	$-
Total income	1,000	-
Cost of revenues	-	-
Gross (Loss) profit	1,000	-

EXPENSES
General and administrative expenses	$67,442	$17,837
Total expenses	67,442	17,837

INCOME (LOSS) BEFORE TAX PROVISION	$(66,442)	$(17,837)

INCOME TAX EXPENSE	-	-

NET LOSS	$(66,442)	$(17,837)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,092,023	5,092,023

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended November 30, 2022 and 2021

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balance, November 30, 2020	4,654,200	$4,654	$18,972	$(39,480)	$(15,854)

Issuance of common stock for cash	437,823	438	12,696	-	13,134
Net income (loss)	-	-	-	(17,837)	(17,837)

Balance, November 30, 2021	5,092,023	$5,092	$31,668	$(57,317)	$(20,557)

Issuance of common stock for intangible assets	2,013,334	2,013	88,587	-	90,600

Net income (loss)	-	-	-	(66,442)	(66,442)

Balance, November 30, 2022	7,105,357	$7,105	$120,255	$(123,759)	$3,601

The accompanying notes are an integral part of these financial statements.

INKY

STATEMENTS OF CASH FLOWS

	November 30,2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(66,442)	$(17,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	5,575	(18,963)
Increase in accrued payroll – related party	49,000	-
Increase (decrease) in accounts payable	(1,143)	1,619
Net cash flows used in operating activities	$(13,010)	$(35,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(21,370)	-
Net cash flows used in investing activities	$(21,370)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	13,134
Related-party loan	34,380	10,849
Net cash flows provided by financing activities	$34,380	$23,983

NET INCREASE (DECREASE) IN CASH	$-	$(11,198)

CASH, BEGINNING OF PERIOD	$114	$11,312

CASH, END OF PERIOD	$114	$114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for intangible assets	$90,600	$-

The accompanying notes are an integral part of these financial statements.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

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

Note 2 – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had limited revenues and incurred losses as of November 30, 2022. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of November 30, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $114 of cash and cash equivalents as of November 30, 2022 and November 30, 2021.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of November 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of November 30, 2022, and November 30, 2021, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

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

Software Development Policy

The Company follows the provisions of ASC 985, “Software”, which requires that all costs incurred be expensed until technological feasibility has been established.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 606 – Revenue from Contracts with Customers. Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

The Company has introduced a subscription-based service that provides users with access to AI-generated tattoo ideas. As of November 30, 2022, the Company recognized $1,000 in revenues. The subscriptions range from 14 to 30 days and revenue is recognized over the subscription period on a straight-line basis as the performance obligation is satisfied.

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

On November 30, 2022, the Company issued 2,013,334 shares of common stock valued at $90,600 for intangible assets.

There were 7,105,357 and 4,654,200 shares of common stock issued and outstanding as of November 30, 2022, and 2021, respectively.

Note 5 — Related Party Transactions

During the years ended November 30, 2022 and 2021, the Company’s director loaned to the Company $34,380 and $10,849, respectively.

As of November 30, 2022 and November 30, 2021, our sole director has a total outstanding balance of $72,774 and $38,394, respectively. This loan is unsecured, non-interest bearing and due on demand.

As of November 30, 2022 and November 30, 2021, the payroll liability to our sole director was $49,000 and $0, respectively.

Note 6 — Prepaid Expenses

As of November 30, 2022 and 2021, the prepaid balance was as follows:

	As of November 30, 2022	As of November 30, 2021
Application development	$-	$18,800
API with the Base	8,000	-
Database	5,300	-
Prepaid business license fees	467	542
Total prepaid expenses	$13,767	$19,342

Note 7 – Intangible Assets

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the three years. The Company expects to recognize amortization expense of $37,323 annually for the next three fiscal years.

During the year ended November 30, 2022, the Company acquired software for $100,000 and capitalized website development costs of $11,970.

As of November 30, 2022 the Company had intangible assets of $111,970.

Note 8 – Income Tax Provision

Deferred Tax Assets

As of November 30, 2022, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $123,759. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $25,989 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is $25,989 and $12,037 as of November 30, 2022 and 2021, respectively.

INKY

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2022 AND 2021

Components of deferred tax assets are as follows:

	For the Year Ended November 30, 2022	For the Year Ended November 30, 2021
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$123,759	$57,317
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	25,989	12,037
Less: Valuation Allowance	(25,989)	(12,037)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

For the Year Ended November 30, 2022
Federal statutory income tax rate	21%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21)%
Effective income tax rate	0%

Note 9 – Subsequent Events

The Company has evaluated all subsequent events through the date when the financial statements were issued to determine if they must be reported.  The Company determined that there were no reportable subsequent events to disclose in these financial statements other than those described below.

A promissory Note was signed by and between Inky Inc and Ioanna Kallidou, the President and Chief Executive Officer of the Company on December 5, 2022. The Promissory Note was issued in order to repay the debt of the Company to the director in shares. Inky Inc. will issue to Ioanna Kallidou a total of 1,571,400 common shares per value $0.025 per share in exchange of Thirty-Nine Thousand Two Hundred Eighty-Five U.S. Dollars ($39,285). The shares have not been issued yet.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2022, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of November 30, 2022, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at November 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	The Company lacks segregation of duties.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 31, 2022 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended November 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Ioanna Kallidou	29	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

IOANNA KALLIDOU

Ioanna Kallidou has acted as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary, and sole member of our board of directors since our incorporation on June 12, 2018. She is a graduate of the University of Nicosia with bachelor’s degree of Business Administration: Management and distance Learned of Management Information Systems courses under the University of Nicosia. Since April 2016 to the incorporation date (April 2016-June 2018), Ms. Kallidou has been a junior software engineer at Crowares Inc.

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

In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding to our director's business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years November 30, 2022 and 2021:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2021	0	0	0	0	0	0	0	0
	2022	35,000	14,000	0	0	0	0	0	49,000

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus.

EMPLOYMENT AGREEMENTS

The Company has one (1) employee: Ioanna Kallidou, who is the President and Chief Executive Officer at INKY INC. There is an employment agreement with Ms. Kallidou. Compensation for her service is subject to approval by Board of Directors and may be assigned from time to time.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of November 30, 2022 and 2021:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ioanna Kallidou, President	2021	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0

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

The percentages below are calculated based on 7,105,357 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our common stock.

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

As of November 30, 2022, our sole director has loaned to the Company $72,774. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended November 30, 2022 and 2021 for professional services rendered by Heaton & Company, PLLC, the independent auditor:

Fees	2021	2021
Audit Fees	$9,750	$8,750
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$9,750	$8,750

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INKY

Date: March 15, 2023	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)