Form 10-Q
period 2023-02-28
INKY INC.
filed 2023-04-13
CIK 1753373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  7,105,357 common shares issued and outstanding as of April 12, 2023.

INKY

FORM 10-Q

Quarterly Period Ended February 28, 2023

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

Financial information contained in this quarterly report and in our unaudited interim condensed financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

INKY

CONDENSED BALANCE SHEETS

(Unaudited)

	As of February 28, 2023	As of November 30, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalent	$114	$114
Prepaid expenses	13,567	13,767
Total Current Assets	13,681	13,881

Intangible Assets	104,272	111,970

TOTAL ASSETS	$117,953	$125,851

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable	$1,093	$476
Accrued payroll - related party	65,500	49,000
Related-party loan	75,750	72,774
Total Current Liabilities	142,343	122,250
Total Liabilities	142,343	122,250

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 7,105,357 and 7,105,357 shares issued and outstanding as of February 28, 2023 and November 30, 2022 , respectively	7,105	7,105
Additional paid-in capital	120,255	120,255
Accumulated deficit	(151,750)	(123,759)
Total stockholders’ deficit	(24,390)	3,601

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,953	$125,851

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended February 28, 2023	For the three months ended February 28, 2022
INCOME
Sales	$3,400	$-
Total income	3,400	-
Cost of goods sold	-	-
Gross (Loss) profit	3,400	-

EXPENSES
General and administrative expenses	$31,391	$11,501
Total expenses	31,391	11,501

INCOME (LOSS) BEFORE TAX PROVISION	$(27,991)	$(11,501)

INCOME TAX EXPENSE	-	-

NET LOSS	$(27,991)	$(11,501)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	7,105,357	5,092,023

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended February 28, 2023 and 2022

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
	Shares	Amount
Balance, November 30, 2021	5,092,023	$5,092	$31,668	$(57,317)	$(20,557)

Net income (loss)	-	-	-	(11,501)	(11,501)

Balance, February 28, 2022	5,092,023	$5,092	$31,668	$(68,818)	$(32,058)

Balance, November 30, 2022	7,105,357	$7,105	$120,255	$(123,759)	$3,601

Net income (loss)	-	-	-	(27,991)	(27,991)

Balance, February 28, 2023	7,105,357	$7,105	$120,255	$(151,750)	$(24,390)

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended February 28, 2023	For the three months ended February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(27,991)	$(11,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization expense	11,183	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	200	325
Increase in accrued payroll – related party	16,500	10,500
Increase (decrease) in accounts payable	617	(943)
Net cash flows provided by (used in) operating activities	$509	$(1,619)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development costs	(3,485)	-
Net cash flows used in investing activities	$(3,485)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	2,976	1,619
Net cash flows provided by financing activities	$2,976	$1,619

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$114	$114

CASH, END OF PERIOD	$114	$114

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2023

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

Note 2 – Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As a startup company, the Company had limited revenues and incurred losses as of February 28, 2023. The Company currently has limited working capital and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended November 30, 2022.

In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The Company’s year-end is November 30.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2023

Note 3 — Summary of Significant Accounting Policies (cont.)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. As of February 28, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $114 of cash and cash equivalents as of February 28, 2023 ($114 as of November 30, 2022).

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of February 28, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 28, 2023, and November 30, 2022, no amounts have been accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2023

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

Software Development Policy

The Company follows the provisions of ASC 985, “Software”, which requires that all costs incurred be expensed until technological feasibility have been established.

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

There were 7,105,357 and 7,105,357 shares of common stock issued and outstanding as of February 28, 2023, and November 30, 2022, respectively.

Note 5 — Related Party Transactions

During the three months period ended February 28, 2023 and 2022, the Company’s director loaned to the Company $2,976 and $1,619, respectively.

As of February 28, 2023 and November 30, 2022, our sole director has a total outstanding balance of $75,750 and $72,774, respectively. This loan is unsecured, non-interest bearing and due on demand.

As of February 28, 2023 and November 30, 2022, the payroll liability to our sole director was $65,500 and $49,000, respectively.

INKY

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

For the three months ended February 28, 2023

Note 6 — Prepaid Expenses

As of February 28, 2023 and November 30, 2022, the prepaid balance was as follows:

	As of February 28, 2023	As of November 30, 2022
API with the Base	$8,000	$8,000
Database	5,300	5,300
Prepaid business license fees	267	467
Total prepaid expenses	$13,567	$13,767

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

During the year ended November 30, 2022, the Company acquired software for $100,000. As of February 28, 2023, the Company capitalized software costs of $4,055. Amortization expense of software costs was $8,333 as of February 28, 2023.

As of February 23, 2023 the Company capitalized website development costs of $11,400. Amortization expense of acquired software was $2,850 as of February 28, 2023.

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

In November 2022, Inky Inc. launched an online platform with a global reach, providing an effortless experience for individuals interested in the art of tattoos. The platform facilitates the process of finding an ideal tattoo design and suitable artist for clients, while also aiding tattoo artists in locating potential clients. The overall aim of the platform is to streamline and expedite the process of finding a tattoo artist and design, creating an enjoyable experience for both parties involved. We have made the search process much simpler and more convenient by means of our website https://inky.live.

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

Inky Inc. has introduced a subscription-based service that provides users with access to AI-generated tattoo ideas. As of November 30, 2022, we managed to generate the first income based on selling access to the API (Application Programming Interface), which has become the primary source of revenue for company. This feature allows customers to obtain personalized tattoo designs, saving them time and effort in selecting a design. The company has observed a positive trend in project development and an increase in income generation. The AI-powered service also benefits tattoo artists, who can use it to explore new styles and enhance their skills. By analyzing customer preferences and generating unique designs, Inky Inc.'s AI-powered service provides tattoo artists with a valuable tool for expanding their creative horizons.

As of February 28, 2023 after Inky Inc. has launched all the aforementioned updates, the service works successfully and attracts new users. The total asset during the year has increased by $98,822 from $19,131 as on February 28, 2022 to $117,953 as on February 28, 2023.

We were previously considered a shell company as defined by Rule 405 of the Securities Act of 1933, as amended. However, during the year ended November 30, 2021, we ceased to be a shell company as we have significantly increased our business activities and assets and have met the criteria set forth in Rule 144(i)(1) under the Securities Act. As a result, we are now considered a non-shell company. We have updated our filings with the SEC to reflect this change in status.

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

Competition

Developing and distributing API is a highly competitive business, characterized by frequent use. API simplifies the programming process when building applications by abstracting away the underlying implementation and providing only the objects or actions that the developer needs. If a GUI for an email client can provide the user with a button that will go through all the steps to fetch and highlight new emails, then the File I/O API can give the developer a function that copies a file from one location to another without requiring the developer to understand file operations, systems happening behind the scenes.

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

Results of Operations for the Three Months Ended February 28, 2023 and 2022:

During the three months ended February 28, 2023 and 2022, we generated total revenue of $3,400 and $0.

The increase in revenue for the three months ended February 28, 2023 compared to the three months to February 28, 2022 is due to the fact that the Company received revenue from API rent.

Total operating expenses for the three months ended February 28, 2023 and 2022 were $31,391 and $11,501.

The increase in operating expenses for the three months ended February 28, 2023 compared to the three months ended February 28, 2022 is due to an increase in amortization expense.

Our net loss for the three-month period ended February 28, 2023 and 2022, was $27,991 and $11,501 respectively. This was due to an increase in payroll expense.

Liquidity and Capital Resources

As of February 28, 2023, the Company had cash of $114 ($114 as of November 30, 2022). Furthermore, the Company had a working capital deficit of $128,662 ($108,369 as of November 30, 2022).

Net cash flows provided by operating activities for the three months ended February 28, 2023 were $509 which consisted of a net loss of $27,991, an increase in amortization expense of $11,183, a decrease in prepaid expenses of $200, an increase in accrued payroll-related party of $16,500 and an increase in accounts payable of $617. Net cash flows used in operating activities for the three months ended February 28, 2022 were $1,619 which consisted of a net loss of $11,501, decrease in prepaid expenses of $325, increase in accrued payroll-related pary of $10,500 and a decrease in accounts payable of $943.

Net cash flows used in investing activities for the three months ended February 28, 2023 were $3,485 which consisted of website development costs of $3,485. There were no investing activities for the three months ended February 28, 2022.

Net cash flows provided by financing activities for the three months ended February 28, 2023, consisted of related-party loans of $2,976. Net cash flows provided by financing activities for the three months ended February 28, 2022, consisted of related-party loans of $1,619.

Off-Balance Sheet Arrangements

As of February 28, 2023, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations liquidity, capital expenditures or capital resources.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending February 28, 2023, there were no pending or threatened legal actions against us.

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

INKY

Date: April 13, 2023	By:	/s/ Ioanna Kallidou
Ioanna Kallidou Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)