Form 10-Q
period 2023-05-31
M2i Global, Inc.
filed 2023-07-21
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-229748

M2i GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1904036
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3827 S Carson St., P.O. Box 40
Carson City, NV	89701
(Address of Principal Executive Offices)	(Zip Code)

(775) 909-6000

(Registrant’s telephone number, including area code)

INKY INC.

36 Aigyptou Avenue, Larnaca, 6030, CY

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Smaller reporting company	☒
Accelerated Filer	☐	Emerging growth company	☒
Non-accelerated Filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 21, 2023 was 514,333,691.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	May 31, 2023	November 30, 2022
ASSETS

CURRENT ASSETS
Cash and equivalents	$308,225	$114
Prepaids and other current assets	-	13,767

Total current assets	308,225	13,881

Intangible assets	-	111,970

TOTAL ASSETS	$308,225	$125,851

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$182,334	$476
Accrued payroll - related party	-	49,000
Related party loan	-	72,774

Total current liabilities	182,334	122,250

LONG TERM LIABILITIES
Loans payable	-	-

Total long term liabilities	-	-

Total Liabilities	182,334	122,250

STOCKHOLDERS’ EQUITY

Preferred stock, 100,000 shares authorized, $0.001 par value, 100,000 and -0- shares issued and outstanding, respectively	100	-
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 514,333,691 and 7,105,357 shares issued and outstanding, respectively	514,334	7,105
Subscription receivable	(287,648)	-
Treasury stock	(435,000)	-
Additional paid in capital	1,024,995	120,255
Accumulated deficit	(690,890)	(123,759)

Total Stockholders’ Equity	125,891	3,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$308,225	$125,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
REVENUE	$-	$-	$3,400	$-

OPERATING EXPENSES
General and administrative	444,074	12,770	475,465	24,271

Total Operating Expenses	444,074	12,770	475,465	24,271

Loss from Operations	(444,074)	(12,770)	(472,065)	(24,271)

OTHER INCOME (EXPENSE)
Impairment of assets	(94,952)	-	(94,952)	-
Other expense	(114)	-	(114)	-

Loss before Income Taxes	(539,140)	(12,770)	(567,131)	(24,271)

Income tax expense	-	-	-	-

Net Loss	$(539,140)	$(12,770)	$(567,131)	$(24,271)

Net loss per share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	89,805,629	5,092,023	48,909,890	5,092,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

									Total
	Preferred Shares		Common Shares		Subscription	Treasury	Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Receivable	Stock	Capital	Deficit	(Deficit)
Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$-	$120,255	$(123,759)	$3,601

Net loss	-	-	-	-	-	-	-	(27,991)	(27,991)

Balance at February 28, 2023	-	$-	7,105,357	$7,105	$-	$-	$120,255	$(151,750)	$(24,390)

Shares issued for cash	100,000	100	507,228,334	507,229	(287,648)	-	758,147	-	977,828

Purchase of treasury shares	-	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	-	146,593	-	146,593

Net loss	-	-	-	-	-	-	-	(539,140)	(539,140)

Balance at May 31, 2023	100,000	$100	514,333,691	$514,334	$(287,648)	$(435,000)	$1,024,995	$(690,890)	$125,891

Balance at November 30, 2021	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(57,317)	$(20,557)

Net loss	-	-	-	-	-	-	-	(11,501)	(11,501)

Balance at February 28, 2022	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(68,818)	$(32,058)

Net loss	-	-	-	-	-	-	-	(12,770)	(12,770)

Balance at May 31, 2022	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(81,588)	$(44,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operating activities
Net loss	$(567,131)	$(24,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,503	-
Impairment of assets	94,952	-
Write off assets	114	-
Changes in operating assets and liabilities
Prepaid expenses	13,767	488
Accounts payable and accrued expenses	186,578	1,164
Accrued payroll - related party	16,500	21,000

Net cash used in operating activities	(234,717)	(1,619)

Cash flows from financing activities
Proceeds from the issuance stock	977,828	-
Treasury repurchase	(435,000)	-
Related party loan	-	1,619

Net cash provided by financing activities	542,828	1,619

Net increase (decrease) in cash	308,111	-

Cash, beginning of period	114	114

Cash, end of period	$308,225	$114

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-Cash Investing and Financing Activities
Contribution from settlement of related party liabilities	$146,593	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC

(formerly Inky, Inc.)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

The Company was incorporated in the State of Nevada on June 12, 2018. On June 7, 2023, the Company (“M2i Global, Inc.”) (formerly known as “Inky Inc.”) filed with the Secretary of State of Nevada an Amendment to the Certificate of Incorporation to change its corporate name from “Inky, Inc.”, to “M2i Global, Inc.”, effective June 7, 2023.

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash. Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate four key business units as set forth below:

●	M2i Trading: an integrated business platform facilitating the buying and selling of minerals and metals as commodities;
●	M2i Minerals and Metals: a business engaged in sourcing, extraction, processing, transporting and selling primary minerals and metals;
●	M2i Recycling: a business engaged in the collection, processing, transporting and selling of scrap, recycled and reused metals; and
●	M2i Government and Policy: a business engaged in aligning USMM’s business with U.S. policy to facilitate participation in U.S. government programs such as the creation and management of a Strategic Minerals Reserve as an enhancement of the U.S. government’s National Defense Stockpile.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the period ended May 31, 2023 and year ended November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company may be dependent, for the near future, on additional investment capital to fund operating expenses. It is anticipated that revenues will be forthcoming within the third or fourth quarters of the current fiscal year. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, including its wholly owned subsidiary, USMM. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents. There were no cash equivalents as of May 31, 2023 and November 30, 2022.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. At May 31, 2023, approximately $58,000 of the Company’s cash balances were in excess of FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Impairment Assessment

The Company evaluates intangible assets and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This includes but is not limited to significant adverse changes in business climate, market conditions or other events that indicate an asset’s carrying amount may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future cash flows the asset is expected to generate. If the cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable.

During the period ended May 31, 2023, as a result in the shift in the Company’s operations, the Company determined its intangible assets, prepaid expenses and other current assets were impaired resulting in an impairment expense totaling $94,952.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

Income Taxes

In accordance with FASB ASC Topic 740, “Income Taxes,” the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. If the Company has interest or penalties associated with insufficient taxes paid, such expenses are reported in income tax expense.

Basic and Diluted Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no additional dilutive securities outstanding at May 31, 2023 or May 31, 2022.

Recently Issued Accounting Standards

During the period ended May 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Note 4 — Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Note 5 — Stockholders’ Equity

At fiscal year ended November 30, 2022, the total number of shares of all classes of stock which the Company was authorized to issue was 75,000,000 shares of common stock, par value $0.001 per share.

On May 16, 2023, the Company filed an amendment to the Articles of Incorporation with the State of Nevada to increase the total number of shares authorized issue to 1,000,100,000, consisting of 1,000,000,000 shares of common stock having a par value of $0.001 per share and 100,000 shares of Series A Super-Voting Preferred stock having a par value of $0.001.

The Series A Super-Voting Preferred stock vote on the basis of 10,000 votes per share. Common stock vote on the basis of 1 vote per share.

During May 2023, the Company issued 100,000 shares of Series A Super-Voting Preferred stock and 507,228,334 shares of common stock in exchange for proceeds totaling $1,265,476, including $287,648 in subscriptions receivable.

During May 2023, the Company purchased 6,013,334 shares of common stock from Ioanna Kallidou for $435,000. The shares were recorded as Treasury Stock at May 31, 2023.

Note 6 — Related Party Transactions

During May 2023, the Company’s former CEO, Ioanna Kallidou, forgave liabilities totaling $146,593 consisting of accrued payroll and a related party loan. As a result of the forgiveness, a contribution was recorded to additional paid in capital during May 2023. As of May 31, 2023, no balances due to Ioanna Kallidou were outstanding.

Note 7 — Subsequent Events

The Company evaluated subsequent events after May 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contain forward looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward looking statements as a result of certain factors, including but not limited to, those which are not within our control.

Overview

The Company was incorporated in the State of Nevada on June 12, 2018. On June 7, 2023, the Company (“M2i Global, Inc.”) (formerly known as “Inky Inc.”) filed with the Secretary of State of Nevada an Amendment to the Certificate of Incorporation to change its corporate name from “Inky, Inc.”, to “M2i Global, Inc.”, effective June 7, 2023.

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash. Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate four key business units as set forth below:

●	M2i Trading: an integrated business platform facilitating the buying and selling of minerals and metals as commodities;
●	M2i Minerals and Metals: a business engaged in sourcing, extraction, processing, transporting and selling primary minerals and metals;
●	M2i Recycling: a business engaged in the collection, processing, transporting and selling of scrap, recycled and reused metals; and
●	M2i Government and Policy: a business engaged in aligning USMM’s business with U.S. policy to facilitate participation in U.S. government programs such as the creation and management of a Strategic Minerals Reserve as an enhancement of the U.S. government’s National Defense Stockpile.

Recently Issued Accounting Pronouncements

During the period ended May 31, 2023, and through July 21, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes to the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2023.

Liquidity and Capital Resources

At May 31, 2023, the Company had a cash balance of $308,225, as compared to a cash balance of $114 at November 30, 2022. The Company incurred negative cash flow from operations of $234,717 for the period ended May 31, 2023, as compared to negative cash flow from operations of $1,619 in the comparable prior year period. The increase in negative cash flow from operations was primarily the result of increased travel and professional fees during the current period as the Company shifted its focus and prepared to ramp up operations. Cash flows from financing activities during the period ended May 31, 2023, totaled $542,828 and were the result of $977,828 in proceeds from the issuance of stock and $435,000 in payments for the purchase of treasury shares. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended May 31, 2023 and 2022

For the three months ended May 31, 2023 and 2022, the Company’s revenues totaled $0, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended May 31, 2023, our operating expenses increased to $444,073 compared to $12,770 for the comparable period in 2022. The increase of $431,304, or 3,377%, was primarily driven by travel and professional fees associated with the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

For the three months ended May 31, 2023, other expenses totaled $95,066, compared to $0 in the comparable period in 2022. This increase in other expenses was primarily driven by impairment expenses in the current period. We anticipate our other expenses may increase as the Company could incur financing costs related to the expansion of its operations.

Comparison of the Six Months Ended May 31, 2023 and 2022

For the six months ended May 31, 2023 and 2022, the Company’s revenues totaled $0 and $3,400, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the six months ended May 31, 2023, our operating expenses increased to $475,465 compared to $24,271 for the comparable period in 2022. The increase of $451,194, or 1,859%, was primarily driven by travel and professional fees associated with the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

For the six months ended May 31, 2023, other expenses totaled $95,066, compared to $0 in the comparable period in 2022. This increase in other expenses was primarily driven by impairment expenses in the current period. We anticipate our other expenses may increase as the Company could incur financing costs related to the expansion of its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at May 31, 2023, such disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Interim Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls: Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer has concluded, based on their evaluation as of the end of the period covered by this Quarterly Report that our disclosure controls and procedures were not sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the year ended November 30, 2022, we identified the following material weaknesses which are still applicable:

●	We do not have an audit committee
●	We did not implement appropriate information technology controls

Management plans to address these material weaknesses in the coming quarters.

In our annual report for the year ended November 30, 2022, we identified the following material weaknesses which are no longer applicable:

●	We did not maintain appropriate cash controls – the handling of cash and accounting functions have been segregated and bills require management approval prior to payment.
●	The Company lacks segregation of duties – beginning in May 2023, the Company began to improve internal controls by hiring additional resources to ensure appropriate review and oversight.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended May 31, 2023, we sold 100,000 shares of preferred stock and 507,228,334 shares of common stock for proceeds totaling $1,265,476, of which $977,828 had been received as of May 31, 2023. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
32.2 *	Certification pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. §1350).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M2i Global, Inc. (Registrant)

Dated: July 21, 2023	/s/ Doug Cole
Doug Cole Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated: July 21, 2023	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

