Form 10-Q
period 2023-08-31
M2i Global, Inc.
filed 2023-10-10
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-229748

M2i GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	37-1904036
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

885 Tahoe Blvd.
Incline Village, NV	89451
(Address of Principal Executive Offices)	(Zip Code)

(775) 909-6000

(Registrant’s telephone number, including area code)

3827 S Carson St., P.O. Box 40

Carson City, NV 89701

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 10, 2023 was 514,333,691.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

Index

Pg. No.
PART I — Financial Information
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of August 31, 2023 and November 30, 2022 (Unaudited)	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended August 31, 2023 and 2022 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended August 31, 2023 and 2022 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended August 31, 2023 and 2022 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
PART II — Other Information
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	15
SIGNATURES	16

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	August 31, 2023	November 30, 2022
ASSETS

CURRENT ASSETS
Cash and equivalents	$44,914	$114
Prepaids and other current assets	-	13,767

Total current assets	44,914	13,881

Intangible assets	-	111,970

TOTAL ASSETS	$44,914	$125,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$908,748	$476
Accrued payroll - related party	-	49,000
Related party loan	200,000	72,774

Total current liabilities	1,108,748	122,250

Total Liabilities	1,108,748	122,250

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, 100,000 shares authorized, $0.001 par value, 100,000 and -0- shares issued and outstanding, respectively	100	-
Common stock, 1,000,000,000 shares authorized, $0.001 par value, 514,333,691 and 7,105,357 shares issued and outstanding, respectively	514,334	7,105
Subscription receivable	(30,975)	-
Treasury stock	(435,000)	-
Additional paid in capital	1,024,995	120,255
Accumulated deficit	(2,137,288)	(123,759)

Total Stockholders’ Equity (Deficit)	(1,063,834)	3,601

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$44,914	$125,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
REVENUE	$-	$-	$3,400	$-

OPERATING EXPENSES
General and administrative	1,446,398	23,364	1,921,863	47,635

Total Operating Expenses	1,446,398	23,364	1,921,863	47,635

Loss from Operations	(1,446,398)	(23,364)	(1,918,463)	(47,635)

OTHER INCOME (EXPENSE)
Impairment of assets	-	-	(94,952)	-
Other expense	-	-	(114)	-

Loss before Income Taxes	(1,446,398)	(23,364)	(2,013,529)	(47,635)

Income tax expense	-	-	-	-

Net Loss	$(1,446,398)	$(23,364)	$(2,013,529)	$(47,635)

Net loss per share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding - basic	514,333,691	5,092,023	205,183,575	5,092,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

							Additional	Total	Stockholders’
	Preferred Shares		Common Shares		Subscription	Treasury	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Receivable	Stock	Capital	Deficit	(Deficit)
Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$-	$120,255	$(123,759)	$3,601

Net loss	-	-	-	-	-	-	-	(27,991)	(27,991)

Balance at February 28, 2023	-	$-	7,105,357	$7,105	$-	$-	$120,255	$(151,750)	$(24,390)

Shares issued for cash	100,000	100	507,228,334	507,229	(287,648)	-	758,147	-	977,828

Purchase of treasury shares	-	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	-	146,593	-	146,593

Net loss	-	-	-	-	-	-	-	(539,140)	(539,140)

Balance at May 31, 2023	100,000	$100	514,333,691	$514,334	$(287,648)	$(435,000)	$1,024,995	$(690,890)	$125,891

Cash received for subscription receivable	-	-	-	-	256,673	-	-	-	256,673

Net loss	-	-	-	-	-	-	-	(1,446,398)	(1,446,398)

Balance at August 31, 2023	100,000	$100	514,333,691	$514,334	$(30,975)	$(435,000)	$1,024,995	$(2,137,288)	$(1,063,834)

Balance at November 30, 2021	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(57,317)	$(20,557)

Net loss	-	-	-	-	-	-	-	(11,501)	(11,501)

Balance at February 28, 2022	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(68,818)	$(32,058)

Net loss	-	-	-	-	-	-	-	(12,770)	(12,770)

Balance at May 31, 2022	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(81,588)	$(44,828)

Net loss	-	-	-	-	-	-	-	(23,364)	(23,364)

Balance at August 31, 2022	-	$-	5,092,023	$5,092	$-	$-	$31,668	$(104,952)	$(68,192)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operating activities
Net loss	$(2,013,529)	$(47,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,503	-
Impairment of assets	94,952	-
Write off assets	114	-
Changes in operating assets and liabilities
Prepaid expenses	13,767	5,375
Accounts payable and accrued expenses	912,991	250
Accrued payroll - related party	16,500	31,500

Net cash used in operating activities	(954,702)	(10,510)

Cash flows from investing activities
Website development costs	-	(6,310)

Net cash used in investing activities	-	(6,310)

Cash flows from financing activities
Proceeds from the issuance stock	1,234,501	-
Treasury stock repurchase	(435,000)	-
Related party loan	200,000	16,880

Net cash provided by financing activities	999,501	16,880

Net increase (decrease) in cash	44,800	-

Cash, beginning of period	114	114

Cash, end of period	$44,914	$114

Supplemental Information:
Cash paid for:
Taxes	$-	$-
Interest Expense	$-	$-

Non-Cash Investing and Financing Activities
Contribution from settlement of related party liabilities	$146,593	$-

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

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the period ended August 31, 2023 and year ended November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the period ended August 31, 2023, as a result in the shift in the Company’s operations, the Company determined its intangible assets, prepaid expenses and other current assets were impaired resulting in an impairment expense totaling $94,952.

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

The Company had no additional dilutive securities outstanding at August 31, 2023 or August 31, 2022.

Recently Issued Accounting Standards

During the period ended August 31, 2023, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

During the nine months ended August 31, 2023, the Company issued 100,000 shares of Series A Super-Voting Preferred stock and 507,228,334 shares of common stock in exchange for proceeds totaling $1,265,476, including $30,975 in subscriptions receivable.

During the nine months ended August 31, 2023, the Company purchased 6,013,334 shares of common stock from Ioanna Kallidou for $435,000. The shares were recorded as Treasury Stock at August 31, 2023.

At the nine months ended, there were 514,333,691 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

Note 6 — Related Party Transactions

During May 2023, the Company’s former CEO, Ioanna Kallidou, forgave liabilities totaling $146,593 consisting of accrued payroll and a related party loan. As a result of the forgiveness, a contribution was recorded to additional paid in capital during May 2023. As of August 31, 2023, no balances due to Ioanna Kallidou were outstanding.

During August 2023, the Company’s CEO loaned the Company $200,000. This is recorded in loans payable on the balance sheet.

Note 7 — Subsequent Events

On September 23, 2023, the Company entered into a Letter of Intent to purchase the commercial real estate and all issued and outstanding shares of stock of a salvage, disposal, recycling and scrap business located in Nevada. The purchase price for this transaction is $8,000,000.

The Company evaluated other subsequent events after August 31, 2023 and determined that there are no other events for which disclosure is required.

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

Recently Issued Accounting Pronouncements

During the period ended August 31, 2023, and through the filing of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At August 31, 2023, the Company had a cash balance of $44,914, as compared to a cash balance of $114 at November 30, 2022. The Company incurred negative cash flow from operations of $954,702 for the period ended August 31, 2023, as compared to negative cash flow from operations of $10,510 in the comparable prior year period. The increase in negative cash flows from operations was primarily from increased travel and professional fees during the current period as the Company shifted its focus and prepared to ramp up operations. Cash flows from investing activities during the periods ending August 31, 2023 and 2022 were zero and $6,310, respectively. Cash flows from financing activities during the periods ended August 31, 2023 and 2022 totaled $999,501 and $16,880, respectively. The increase was the result of $1,234,501in proceeds from the issuance of stock, $435,000 in payments for the purchase of treasury shares and increase in related party loan of $183,120. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended August 31, 2023 and 2022

For the three months ended August 31, 2023 and 2022, the Company’s revenues totaled $0, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended August 31, 2023, our operating expenses increased to $1,446,398 compared to $23,364 for the comparable period in 2022. The increase of $1,423,034 was primarily driven by travel and professional fees associated with the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

Comparison of the Nine Months Ended August 31, 2023 and 2022

For the nine months ended August 31, 2023 and 2022, the Company’s revenues totaled $3,400 and $0, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the nine months ended August 31, 2023, our operating expenses increased to $1,921,863 compared to $47,635 for the comparable period in 2022. The increase of $1,874,228 was primarily driven by travel and professional fees associated with the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

For the nine months ended August 31, 2023, other expenses totaled $95,066, compared to $0 in the comparable period in 2022. This increase in other expenses was primarily driven by impairment expenses in the current period. We anticipate our other expenses may increase as the Company could incur financing costs related to the expansion of its operations.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at August 31, 2023, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended August 31, 2023, we sold 100,000 shares of preferred stock and 507,228,334 shares of common stock for proceeds totaling $1,265,476, of which $1,234,501 had been received as of August 31, 2023. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated: October 10, 2023	/s/ Doug Cole
Doug Cole Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated October 10, 2023	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

