Form 10-K
period 2023-11-30
M2i Global, Inc.
filed 2024-04-16
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-229748

M2I GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1904036
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

885 Tahoe Blvd., Incline Village, NV	89451
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (775) 909-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $380,333,691.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:464,333,691 common shares issued and outstanding as of April 15, 2024.

PART I

Item 1. Business

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “we,” “us,” “our,” the “Company,” “M2i,” and “our Company” refer to M2i Global, Inc., a Nevada corporation, and its subsidiaries.

OUR BUSINESS

Our Vision

Our vision is to develop a world-class portfolio of critical minerals and materials projects. The diversity of our portfolio would provide an integrated solution to the challenges facing the critical minerals and materials industry.

The Global Energy Transition

Renewable energy is expected to overtake coal by 2025 as the world’s largest source of electricity (Source: “The Clean Energy Future is Arriving Faster Than You Think,” NY Times, August 12, 2023). The growth in renewable energy is exponential.

In the U.S., the Secretary of Energy pursuant to authority under the Energy Act of 2020 determines the list of critical minerals and materials. The final 2022 list of critical minerals includes the following 50 minerals: Aluminum, antimony, arsenic, barite, beryllium, bismuth, cerium, cesium, chromium, cobalt, dysprosium, erbium, europium, fluorspar, gadolinium, gallium, germanium, graphite, hafnium, holmium, indium, iridium, lanthanum, lithium, lutetium, magnesium, manganese, neodymium, nickel, niobium, palladium, platinum, praseodymium, rhodium, rubidium, ruthenium, samarium, scandium, tantalum, tellurium, terbium, thulium, tin, titanium, tungsten, vanadium, ytterbium, yttrium, zinc, and zirconium.

The vital market for critical minerals and metals is the enabling component of the vital transition of the energy market. The infrastructure requirement for clean energy is dependent on the availability of the raw materials that these minerals represent. The future of the nation’s economic security and our national defense industry is reliant on an uninterrupted supply chain of minerals and metals.

Nickel, lithium, cobalt, and graphite are used in batteries. Rare-earth minerals such as neodymium and samarium are essential to the magnets of wind turbines and electric motors. An unstable supply of these minerals threatens the continued growth of renewable energy.

The chart in figure 1 depicts the projected growth of the demand for specific minerals that provide the base material for the manufacturing of electrical vehicle and energy storage batteries. The growth rate for projected demand in 2050 is presented using 2020 as the base of comparison (Source: https://www.iea.org/reports/the-role-of-critical-minerals-in-clean-energy-transitions; The Role of Critical Minerals in Clean Energy Transitions”).

Figure 1: Energy Storage Minerals

Many of these critical minerals are mined and processed in a small number of countries, as illustrated in the chart in Figure 2 (Source: “The global fight for critical minerals is costly and damaging,” Nature, July 19, 2023).

Figure 2: Sources of Minerals

The current dependence on foreign sources for critical materials supply flow and minerals processing must be addressed in the short and mid-term to create a stable supply chain of these materials to support both the national and economic security of the U.S. The table (Figure 3) depicts the current level of foreign sources for critical minerals by industry (Source: U.S. Department of the Interior U.S. Geological Survey, MINERAL COMMODITY SUMMARIES 2023).

Figure 3: Critical Minerals List Associated with Key Industries

Our Organizational Chart

It is currently anticipated that M2i’s structure will be built upon three separate business units with standalone P&Ls to carry on the Company’s objectives. Each P&L will be led by a vice president, who will work with a management team focused on implementing and building each effort into a business line, taking advantage of federal and state incentives, and building its own profit and loss contributions to the overall organization. The vice presidents will report to the president/chief executive officer of the Company. M2i business development will be a cross-functional discipline whose responsibilities cut across the organization. M2i will establish a finance department, staffed by a Director of Finance and Controller to ensure the effective and efficient management of funds, and to implement appropriate accounting controls.

M2i Primary Minerals & Metals

The primary business purpose of M2i PMM will be to develop and supply the U.S. sanctioned value chain of critical metals needed by the U.S. and its free trade partners. M2i PMM will supply the 50 critical minerals and Rare Earth Elements (“REE”) as defined by the U.S. Geologic Survey 2022. These minerals will be sourced globally from mines adhering to ethical extraction principles and guidelines.

Strategic Alliances

The Company expects to enter several strategic alliances (“SAs”) to further its business objectives; namely through multiple mechanisms including asset acquisition and independent supply contracts. The SAs will likely be with companies that can expand our capability to extract minerals from existing mines, assist in implementing new mining projects, and develop and place into production new technologies and processes in extracting and processing minerals. Our efforts, and particularly our JVs, will be focused on delivering guaranteed access to critical minerals and metals for national defense and economic security.

Currently, we are in negotiations with Reforme Group (“Reforme”), an Australian mining and recycling company to enter into a strategic alliance agreement (the “SA Agreement”) wherein Reforme and M2i will create an Australian proprietary limited company (“M2iAust”) to source and trade critical metals and strategic minerals. It is currently anticipated that M2i and Reforme Group will each be equal shareholders in M2iAust. It is currently anticipated that the SA Agreement will enable us to capitalize on Reforme’s expertise in critical minerals. Reforme is an innovative Australian mining services, infrastructure, recycling, and renewables company with specialized expertise in the development of green and brown field mining projects with the demonstrated capability in end-to-end management of mine operations, processing, logistics and off-take negotiations.

The SA will play a pivotal role in advancing the critical minerals supply chain and contributing to the global energy transformation. We expect that the SA will extract critical minerals from existing brownfield mines’ tailings utilizing a novel extraction technology and process developed by Reforme. Reforme’s technology includes mine remediation methods to return the site to a state that would satisfy government and community concerns. It is anticipated that Reforme will grant M2iAust a right of first refusal to enter into offtake agreements with Reforme or its related corporate bodies for any critical metals and strategic minerals extracted from mining tenements owned or controlled by Reforme. M2i will support the development of strategic resources by Reforme. Together, the companies will refer any third party off take opportunities in the Asia Pacific region for strategic resources to M2iAust. M2iAust will negotiate offtake agreements to secure offtake from Reforme and third parties for offtake which will be sold to M2i in subsequent offtake agreements. The JV has a term of 5 years unless agreed otherwise. By leveraging their combined expertise and resources, the partners intend to establish a more sustainable and efficient critical minerals ecosystem that fully aligns with the objectives outlined in the United States-Australian Climate, Critical Minerals, and Clean Energy Transformation Compact.

The Company’s subsidiary, U.S. Minerals and Metals Corp.,(“USMM”) has assigned its two contracts with Lyons Capital, LLC to the parent Company, M2i Global, Inc. On February 23, 2023, USMM, and Lyons Capital, LLC (“Lyons”) entered into a business development agreement wherein Lyons agreed to act as Senior Strategic and Business Development Advisor to USMM for a term of 10 years (the “BDA”). Lyons received, on January 2, 2024, and on the first business day of each year thereafter 10,000,000 shares of USMM’s common stock in exchange for a purchase price of $1,000 per year. The BDA may be terminated by either party for any reason effective upon the first business day of the calendar year following the termination notice provided at least 30 days in advance.

Lyons and USMM also entered into the Wall Street Conference Business Development Agreement on February 23, 2023 (the “WSCA”), which was also assigned to the parent Company, M2i Global, Inc. In the WSCA, Lyons agreed, for a term of 5 years, to provide USMM with a yearly event sponsorship, including a speaking slot at the Wall Street Conference organized by Lyons, and introductions to, among others, personnel for business development opportunities. In exchange, Lyons will receive $2,000,000 per year in either cash or shares of USMM.’s common stock (if elected, the issuance of shares will be issued at a purchase price of $200 per year).

Pursuant to the Agreement and Plan of Merger, dated as of May 12, 2023, and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp., which is annexed hereto as exhibit 2.01 below, at the time of consummation of the merger, all shares of USMM were simultaneously converted into shares of M2i Global, Inc.’s common stock, and thus, any shares issued by USMM pursuant to the BDA or WSCA, as referenced above are now issued from M2i Global, Inc.

M2i Recycled Minerals &Metals

Critical metals are of vital importance for the defense sector across the air, sea, and land domains. For instance, tantalum is needed in warheads, and high-performing alloys used in fuselages of combat aircraft require niobium, vanadium, and molybdenum.

We see an opportunity to establish a closed-loop, transparent program for capturing and returning critical metals and minerals in the defense industrial supply chain. This program would encompass both new production and end-of-life systems, ensuring that these valuable resources are reused domestically rather than relying on foreign sources.

The defense supply chain presents a significant volume of critical metals that can be effectively recycled and reused. By tapping into this resource and establishing M2i as an efficient supplier of this service, we can capture a considerable market share. This opportunity arises from the fact that no recycling company, to our knowledge, has successfully accomplished this on a large scale thus far.

M2i Government and Industry Affairs

M2i Government and Industry Affairs is the business unit established with the goals of aligning U.S. policy in terms of industry requirements and national interests. The cornerstone of the value proposition of M2i GIA is the creation and management of the Strategic Minerals Reserve (“SMR”) in collaboration with the federal government to enable an uninterrupted supply of the most critical minerals and metals to mitigate the current and future vulnerabilities of this vital supply chain. We expect the SMR to augment or enhance the National Defense Stockpile.

M2i GIA will focus on two key efforts, the implementation of the SMR and the ongoing liaison with the government at the federal, state, and local levels. Critical to the success of the SMR will be the continuing dialogue with key congressional members. We have established congressional support in Nevada and are working to receive both an authorization in the annual National Defense Authorization Act, as well as, an appropriation of funding to enable the implementation of the SMR. M2i GIA also aims to establish a collaboration with Hawthorne Army Depot, located in Hawthorne, Nevada, to obtain the storage and administrative space to conduct a pilot demonstration.

The ongoing liaison with select members of the congressional contingent from Nevada will act to ensure that the SMR pilot retains the focus of each respective office. We expect that the conclusion of a successful pilot will lead to the establishment of the second phase of the SMR, which is to build out the SMR to multiple locations, and to stockpile critical minerals that would extend supply beyond the DOD industry to private sector industry organizations in the event of a disruption to the flow of critical minerals.

Human Capital

Recruiting the right people will be critical to our success. We believe that the team of officers, directors and advisors that we have already assembled will provide a strong foundation for developing our business.

Financing Sources

We estimate that our first two years of operation will require $20-30 million. Our aim is to obtain government funding to meet this need.

Competition

The Company, upon achieving its business objectives, believes it will be one of the only companies that operates across the full spectrum of the mineral and metals industry.

The rare earths mining and processing markets are capital intensive and competitive. Outside of the six (6) major rare earth producers in China, and those consolidated under their production quotas—there are only two other producers operating at scale, MP Materials and Lynas, which processes its rare earth materials in Malaysia. The Company’s competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities.

It is possible that when the Company achieves its anticipated production rates and other planned products, the increased competition could lead competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations, and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially adversely affect our profitability.

Additionally, our potential Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental regulations. If we are not able to achieve anticipated costs of production, then any strategic advantages that our competitors may have over us, such as lower labor and production costs, could have a material adverse effect on our business. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Many of the Company’s competitors, as well as potential competitors, possess substantially greater financial, marketing, personnel and other resources than the Company. The Company’s competitors and potential competitors include far larger, more established companies that have access to capital markets, and to other funding sources that may be unavailable to the Company. There can be no assurance the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, and financial condition.

Compliance with Government Regulation

Mining operations and exploration activities are subject to various national, state, and local laws and regulations in United States, as well as other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters.

We believe that we are and will continue to be in compliance in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our Company with respect to the foregoing laws and regulations.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not required for smaller reporting companies.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties

Our principal executive offices are located at 885 Tahoe Blvd. Incline Village, NV 89451. The Company does not own any property or hold any leases.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened, or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our Common Stock began trading on the OTC Pink Market under the symbol “INKI.” On June 8, 2023, our stock symbol changed to “MTWO”. You should be aware that over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

HOLDERS

As of April 15, 2024, there were approximately 87 stockholders of record holding 464,333,691 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. Additionally, there are no redemption or sinking fund provisions applicable to our Common Stock.

DIVIDEND POLICY

We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We presently intend to retain all earnings to implement our business plan. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. Our ability to pay cash dividends is subject to limitations imposed by state law.

RECENT SALES OF UNREGISTERED SECURITIES

None.

Issuer Purchases of Equity Securities

In August of 2023, the Company re-purchased 6,013,334 shares of the Company’s common stock from Ioanna Kallidou for $435,000 (the “Treasury Stock Repurchase”).

Item 6. [Reserved]

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from our financial statements for the fiscal years ended November 30, 2023, and 2022. The financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Form 10-K. The financial statements contained elsewhere in this Form 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements as a result of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Form 10-K.

Results of Operations for the fiscal years ended November 30, 2023 and 2022:

Revenue

During the fiscal years ended November 30, 2023 and 2022 we generated total revenue of $3,400 and $1,000, respectively.

Operating expenses

For the fiscal year ended November 30, 2023, operating expenses were $1,982,836, compared to $67,442 for the year ended November 30, 2022. Operating expenses consist primarily of general and administrative expenses and legal and professional fees incurred in connection with the operation of our business. The net increase of $1,915,394 in operating expenses was primarily a result of an increase in professional fees to implement the change in business as noted in Part I, Item 1 earlier in this document.

Net Loss

Our net loss for the fiscal years ended November 30, 2023 and 2022 was $1,990,162 and $66,442, respectively.

Liquidity and Capital Resources and Cash Requirements

As of November 30, 2023, the Company had cash of $48,197 and $114 as of November 30, 2022. Furthermore, the Company had a working capital deficit of $1,974,353 and $108,369 as of November 30, 2023 and 2022, respectively.

During the fiscal year ended November 30, 2023, the Company used $1,611,258 of cash in operating activities compared to $13,010 of cash in operating activities during the year ended November 30, 2022. The increase in cash used in operating activities were the result of increased general and administrative expenses and legal and professional fees.

During the fiscal year ended November 30, 2023, the Company had no cash flows from investing activities. During the fiscal year ended November 30, 2022, the Company used $21,370 cash flows in investing activities related to website development.

During the fiscal year ended November 30, 2023, the Company generated $1,659,341 cash in financing activities which came from related-party loan of $608,319, a convertible note of $250,000 and proceeds from sale of common stock of $1,236,022 offset by repurchase of common stock of $435,000. During the fiscal year ended November 30, 2022, the Company generated $34,380 of cash in financing activities which came from a related-party loan.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements begins on page F-1 of this annual report .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 8, 2024, M2i Global, Inc. dismissed Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah (“Pinnacle”) as the Company’s independent registered public accounting firm. During the engagement period from December 6, 2019 to February 8, 2024, there were no disagreements between the Company and Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Pinnacle, would have caused Pinnacle to make reference to the matter in a report on the Company’s financial statements. The decision to replace Pinnacle was approved by the Board of Directors of the Company.

Effective February 8, 2024, the Company appointed Turner, Stone & Company, LLP (“Turner Stone”) as the independent registered public accounting firm to audit the consolidated financial statements of the Company, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows of the Company and the related notes to consolidated financial statements.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of November 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at November 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	The Company lacks segregation of duties.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the fiscal year ended November 30, 2022, we identified the following material weaknesses which are still applicable:

●	We do not have an audit committee
●	We did not implement appropriate information technology controls
●	We did not maintain appropriate cash controls

Management plans to address these material weaknesses in the coming quarters.

In our annual report for the fiscal year ended November 30, 2022, we identified the following material weaknesses which are no longer applicable:

●	Beginning in May 2023, the Company began to improve internal controls by hiring additional resources to ensure appropriate review and oversight.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangement

During the fiscal year ended November 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions
Doug Cole	67	Executive Chairman, Chief Financial Officer
Jeffrey W. Talley	64	President and Chief Executive Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Doug Cole

Doug Cole, age 67, is Executive Chairman and Chief Financial Officer of the Company. Doug brings over 39 years of experience in sales, marketing, and leadership roles, having run over 8 companies, both public and private. He has focused all his time on global development of startup companies and turnarounds. He has been involved with raising millions of dollars for his companies and numerous M&A work. As a private and public chairman, CEO, and board member, he has expanded every company he has been involved with, leveraging relationships globally. He has spoken at many major industry conferences throughout his career.

Prior to M2i, Doug was Chairman and CEO of American Battery Metals Corporation (ABML) from 2017 to 2021, where he orchestrated a successful turnaround that resulted in a high of a $2 billion market capitalization. Mr. Cole led the transition from a lithium exploration and development company to a lithium asset and lithium-ion battery metal recycling company and left the company in August of 2021. He was a Partner overseeing all ongoing deal activities with Objective Equity LLC from 2005 through 2016, a boutique investment bank focused on the high technology, data analytics and the mining sector.

Since 1977, Mr. Cole has held various executive roles, including Chairman, Executive Vice Chairman, Chief Executive Officer and President of multiple public corporations. From May 2000 to September 2005, he was also the Director of Lair of the Bear, The University of California Family Camp located in Pinecrest, California. During the period between 1991 and 1996 he was the CEO of HealthSoft and he also founded and operated Great Bear Technology, which acquired Sony Image Soft and Starpress, then went public and eventually sold to Graphix Zone. In 1995, Mr. Cole was honored by New Enterprise Associates, a leading venture capital firm, as CEO of the year.

Since 1982 he has been very active with the University of California, Berkeley where he mentors early-stage technology companies. Mr. Cole has extensive experience in global M&A and global distributions. He obtained his BA in Social Sciences from UC Berkeley in 1978.

Jeffrey W. Talley

Lieutenant General (Ret) Jeffrey W. Talley, age 64, is President and Chief Executive Officer of U.S. Minerals and Metals Corporation. Jeff is an accomplished senior executive and proven leader with experience in large-scale organizations, public private partnerships, national & cyber security, environmental & energy sustainability, disaster emergency management, infrastructure resilience, data analytics & technology, R&D, and higher education. Jeff’s career consists of a portfolio of academic, business, and government experiences.

Prior to assuming his role, he served as President and CEO of The P3i Group, which he founded in 2020, providing senior management consulting to clients, with emphasis on the application of P3s to solve complex problems and create new opportunities. Prior to The P3i Group, Jeff served as Vice President and Global Fellow at IBM from 2017 thru 2020, IBM’s Global Government Industry practice, advising senior leadership on strategic issues to include emerging markets, business development, and acquisitions.

Jeff’s board experience includes serving as Chairman of the Board of Directors for BluMetric Environmental, a Canadian environmental consulting and water cleantech company, from March 2019 until July 2023. Jeff also served as a Member of the Board of Directors of the Environmental and Energy Study Institute, a 501(c)(3) non-profit organization focused on advancing science-based solutions for climate change, energy, and environmental challenges, from September 2019 until April 2023.

Jeff’s military career included duty in the U.S., Korea, Kuwait, and Iraq, culminating in 2012 when he was appointed to the rank of Lieutenant General and to a four-year term as the Chief of Army Reserve (USAR) & Commanding General of the U.S. Army Reserve Command (USARC). The USAR and USARC is an organization of over 215,000 Soldiers/civilians, 134 general officers/executives, an annual operating budget of $9B, and activities in over 30 countries, including all states/territories. He has received numerous medals/awards, including two Army Distinguished Medals and three Bronze Star Medals. He retired from the military in 2016 and was recognized by the U.S. Senate on June 28, 2016 with “Tribute to Lieutenant General Jeffrey W. Talley”, as reflected in the congressional record. On April 28, 2023, he was awarded the Gold de Fleury Medal for “inspirational leadership to the Nation and the U.S. Army Engineer Regiment.”

Jeff’s academic positions held are: Assistant Professor, Associate Professor, Professor, Department Chair, Endowed Chair, Institute Director, Adjunct Professor, Advanced Leadership Fellow, Scholar-in-Residence, and Professor of the Practice, with appointments at the University of Notre Dame, Southern Methodist University, The Johns Hopkins University, Harvard University, and University of Southern California.

Jeff holds a Ph.D. from Carnegie Mellon University, an Executive M.B.A. from the University of Oxford, an M.S.E. from The Johns Hopkins University, an M.L.A. from Washington University in St. Louis, an M.S.S. from the U.S. Army War College, an M.A. from Assumption College, and a B.S. from Louisiana State University. He is a registered Professional Engineer (P.E.), a Board-Certified Environmental Engineer (BCEE) in Sustainability, and a Diplomate, Water Resources Engineer (D.WRE).

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

During the past ten years, except as set forth above, none of our directors, executive officers, promoters, control persons, or nominees has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Committees of the Board

Due to the small size of the Company and its Board of Directors, we currently have no audit committee, compensation committee or nominations and governance committee of our board of directors. We do not have an audit committee financial expert.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of its directors, officers and employees. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors. Any such waivers will be promptly disclosed to the Company’s shareholders. A copy of our Code of Ethics is attached as an exhibit to this Form 10-K and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Chief Executive Officer c/o M2i Global, Inc. at 885 Tahoe Blvd., Incline Village, NV 89451.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2023 and 2022. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended November 30, 2022 and 2023; and

Name and Principal Position	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Doug Cole	2022	-	-	-	-
Executive Chairman, Chief Financial Officer, Former Chief Executive Officer(1)	2023	-	-	305,667	-

Jeffrey W. Talley	2022	-	-	-	-
President and Chief Executive Officer of U.S. Minerals and Metals, Corporation(2)	2023	-	-	-	-

Ioanna Kallidou	2022	-	-	49,000	49,000	(3)
Former President(3)	2023	-	-	16,500	16,500

(1) On December 11, 2023, Mr. Doug Cole resigned from the President and Chief Executive Officer roles of the Company, but still maintains his roles as Executive Chairman and Chief Financial Officer.

(2) On December 11, 2023, Mr. Talley, was appointed as President and Chief Executive Officer of the Company.

(3) Consists of a $35,000 salary and $14,000 bonus.

Agreements with Named Executive Officers

M2i and its subsidiaries entered into new agreements or amended existing agreements with its named executive officers. A summary of the compensation provided under such agreement is as follows:

1.	On December 1, 2022, Jeffrey W. Talley and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Talley agreed to serve as president and chief executive officer of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Talley is entitled to a consulting payment of $41,666.67 per month. His additional bonuses are determined by the Board of Directors.

2.	On January 23, 2023, Douglas Cole and U.S. Minerals and Metals Corporation entered into a business development agreement where Mr. Cole agreed to serve as a Senior Strategic and Business Development Advisor for a term of 10 years to U.S. Minerals & Metals Corporation. For his services, Mr. Cole will receive, on January 2, 2024, and on the first business day of each year thereafter until and including the first business day of January 2033, 10,000,000 shares of the U.S. Minerals & Metals Corporation’s common stock, par value $.0001, as they may be adjusted from time to time on account of splits, consolidations, dividends and similar changes in exchange for a purchase price of $1,000.

3.

Pursuant to the Agreement and Plan of Merger, dated as of May 12, 2023, and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp., which is annexed hereto as exhibit 2.01 below, at the time of consummation of the merger, all shares of USMM were simultaneously converted into shares of M2i Global, Inc.’s common stock, and thus, any shares issued by USMM pursuant to the BDA or WSCA, as referenced above are now issued from M2i Global, Inc.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our executive officers, except that our executive officers may receive stock options at the discretion of our board of directors.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers during our fiscal year ended November 30, 2023.

Compensation Plans

As of November 30, 2023, we did not have an equity compensation plan in place.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of November 30, 2023:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Doug Cole		-	-	$-	-	-	-	-	-

Jeffrey W. Talley		-	-	$-	-	-	-	-	-

Compensation of Directors

The following compensation was provided to the directors of M2i who are not also named executive officers during the fiscal year ended November 30, 2023:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($) Total ($)
Doug Cole	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2023 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group and of our preferred stock. Except as otherwise indicated, the beneficial owners listed in the tables below possess the sole voting and dispositive power in regard to such shares and have an address of c/o M2i Global, Inc. 885 Tahoe Blvd. Incline Village, NV 89451. As of November 30, 2023 there were 588,333,691 shares of our Common Stock outstanding. As of November 30, 2023 there were 100,000 shares of preferred stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of our Common Stock subject to options, warrants, notes or other conversion privileges currently exercisable or convertible, or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such option, warrant, note, or other convertible instrument but are not deemed outstanding for computing the percentage of any other person. Where more than one person has a beneficial ownership interest in the same shares, the sharing of beneficial ownership of these shares is designated in the footnotes to this table.

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer*	0	(1)	*	%
Jeffrey W. Talley, President & Chief Executive Officer of U.S. Minerals and Metals Corporation*	0	(2)	*	%
Dhruv Gulati*	0	(3)	*	%
Alberto Rosende*	0	(4)	*	%
Doug Kunnel*	1,000,000		*	%
Directors and Executive Officers as a Group (6 persons)	1,000,000		*	%

*	Represents ownership of less than 1%
(1)	This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014 or Mr. Cole’s 100,000 shares of preferred stock. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.
(2)	This does not include 50,000,000 shares of Common Stock beneficially owned by The Talley Family Revocable Trust. Mr. Talley does not have any control over the trust, including no voting power and no power to dispose of the shares.
(3)	This does not include 15,000,000 shares of Common Stock beneficially owned by The Dhruv Gulati 2015 Living Trust.
(4)	This does not include 4,000,000 shares of Common Stock beneficially owned by Rosende Quattro LLC of which Mr. Rosende is the managing member.

Beneficial Ownership of Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer	100,000	(1)	100%
Directors and Executive Officers as a Group (1 person)	100,000		100%

(1)	Mr. Cole holds 100,000 shares of preferred stock. This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

During May 2023, the Company’s former CEO, Ioanna Kallidou, forgave liabilities totaling $146,593 consisting of accrued payroll and a related party loan. As a result of the forgiveness, a contribution was recorded to additional paid in capital during May 2023. As of May 31, 2023, no balances due to Ioanna Kallidou were outstanding.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Turner, Stone & Company, LLP (“Turner Stone”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2023 and Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah (“Pinnacle”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2022.

The table below presents the aggregate fees billed for professional services rendered by Turner Stone and Pinnacle for the years ended November 30, 2023 and 2022.

Fees		2023	(1)*	2022	(2)
Audit Fees	$	[ ]		$9,750
Audit Related Fees		[ ]		-
Tax Fees		-		-
Other Fees		-		-
Total Fees	$	[ ]		$9,750

*At the time of the filing of this annual report on Form 10-K, the total fees billed for professional services by Turner Stone have not yet been determined.

(1)	Represents aggregate fees charged by Turner Stone for audit of the Company’s financial statements for the fiscal year ended November 30, 2023.
(2)	Represents aggregate fees charged by Pinnacle for audit of the Company’s financial statements for the fiscal year ended November 30, 2022.

In the above table, “audit fees” are fees billed for services provided related to the audit of our annual financial statements, quarterly reviews of our interim financial statements, and services normally provided by the independent accountant in connection with regulatory filings or engagements for those fiscal periods. “Audit-related fees” are fees not included in audit fees that are billed by the independent accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These audit-related fees also consist of the review of our registration statements filed with the SEC and related services normally provided in connection with regulatory filings or engagements. “All other fees” are fees billed by the independent accountant for products and services not included in the foregoing categories.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements

1)	The consolidated financial statements contained herein are as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report.

2)	The consolidated financial statement schedule contained herein is as listed on the “Index to Consolidated Financial Statements” on page F-1 of this report. All other schedules have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

b)	Exhibits

Exhibit Number	Description
2.01	Agreement and Plan of Merger, dated as of May 12, 2023 and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp. (incorporated by reference to Exhibit 2.01 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.2	Certificate of Amendment to the Certificate of Incorporation of Inky Inc. dated May 8, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.3	Articles of Merger dated as of May 18, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.4	Certificate of Amendment to Articles of Incorporation dated June 8, 2023- Name Change (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.5	Certificate of Designation of Series A Super-Voting Preferred Stock (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
3.6	Bylaws (incorporated by reference to Exhibit 3.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
10.1	Consulting Agreement with Jeffrey Talley (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
10.2	Business Development Agreement with Lyons Capital LLC dated February 23, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
10.3	Wall Street Conference Business Development Agreement with Lyons Capital LLC dated February 23, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
10.4	Business Development Agreement with Doug Cole dated January 23, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on December 7, 2023)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Securities Exchange Act, as amended, and 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M2I GLOBAL, INC.

Date: April 16, 2024	By:	/s/ Jeffrey W. Talley
Jeffrey W. Talley Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Cole	Chief Financial Officer and Executive Chairman	April 16, 2024
Doug Cole	(Principal Financial Officer)

Signature	Title	Date

/s/ Jeffrey W. Talley	Chief Executive Officer	April 16, 2024
Jeffrey W. Talley	(Principal Executive Officer)

M2I GLOBAL, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

M2i Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of M2i Global, Inc.(formerly Inky, Inc.) (the “Company”) as of November 30, 2023, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year in the period ended November 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and the results of its operations and its cash flows for the year in the period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited revenues and incurred recurring losses that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor since 2024.

Dallas, Texas

April 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

M2i Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of M2i Global, Inc. (the Company) as of November 30, 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 14, 2023

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONSOLIDATED BALANCE SHEETS

	At November 30,
	2023	2022

Assets

Current assets
Cash	$48,197	$114
Prepaid expenses and other assets	-	13,767
Total current assets	48,197	13,881

Other assets
Intangible assets, net	-	111,970
Total other assets	-	111,970

Total assets	$48,197	$125,851

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$237,143	$476
Accrued payroll - related party	-	49,000
Convertible note payable, net of discount	250,000	-
Related party loan	600,000	72,774
Total current liabilities	1,087,143	122,250

Total liabilities	1,087,143	122,250

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock $.001 par value; authorized 100,000 shares with 100,000 and -0- issued and outstanding at November 30, 2023 and 2022, respectively	100	-
Common stock $0.001 par value; authorized 1,000,000,000 shares with 514,333,691 and 7,105,357 shares issued and outstanding at November 30, 2023 and 2022, respectively	514,334	7,105
Treasury Stock	(435,000)	-
Additional paid-in capital	995,541	120,255
Accumulated deficit	(2,113,921)	(123,759)

Total stockholders’ equity (deficit)	(1,038,946)	3,601

Total liabilities and stockholders’ equity (deficit)	$48,197	$125,851

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended November 30,
	2023	2022

Revenues	$3,400	$1,000

Operating expenses
General and administrative	280,676	67,442
Legal and professional	1,586,705	-
Amortization	20,503	-
Impairment	94,952	-
Total operating expenses	1,982,836	67,442

Loss from operations	(1,979,436)	(66,442)

Other expense
Interest expense	10,726	-
Total other expense	10,726	-

Net loss	$(1,990,162)	$(66,442)

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	280,869,691	5,097,539

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock		Common Stock			Additional
	Shares	Amount	Shares	Amount	Treasury Stock	Paid in Capital	Accumulated Deficit	Total

Balances, November 30, 2021	-	$-	5,092,023	$5,092	$-	$31,668	$(57,317)	$(20,557)

Issuance of common stock for intangible assets	-	-	2,013,334	2,013	-	88,587	-	90,600

Net loss	-	-	-	-	-	-	(66,442)	(66,442)

Balances, November 30, 2022	-	$-	7,105,357	$7,105	$-	$120,255	$(123,759)	$3,601

Issuance of shares for cash	100,000	100	507,228,334	507,229	-	728,148	-	1,235,477

Purchase of treasury shares	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	146,593	-	146,593

Cash received for shares to be issued	-	-	-	-	-	545	-	545

Net loss	-	-	-	-	-	-	(1,990,162)	(1,990,162)

Balances, November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

(formerly Inky, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended November 30,
	2023	2022

Operating activities
Net loss	$(1,990,162)	$(66,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	20,503	-
Impairment of intangible asset	94,952	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,767	5,575
Accounts payable and accrued expenses	233,182	(1,143)
Accrued payroll - related party	16,500	49,000
Net cash used in operating activities	(1,611,258)	(13,010)

Investing activities
Purchase of intangible assets	-	(21,370)
Net cash used in investing activities	-	(21,370)

Financing activities
Issuance of shares for cash	1,235,477
Cash received for shares to be issued	545
Purchase of treasury shares	(435,000)
Proceeds from issuance of convertible notes payable	250,000
Proceeds from related party loan	608,319	34,380
Net cash provided by financing activities	1,659,341	34,380

Net increase (decrease) in cash	$48,083	$-
Cash - beginning of the year	114	114
Cash - end of the year	$48,197	$114

Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental schedule of non-cash investing and financing activities
Contribution from settlement of related party liabilities	$146,593	$-
Original issuance discount on convertible note	$20,000	$-
Common stock issued for intangible assets	$-	$90,600

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC

(formerly Inky, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

The Company was incorporated in the State of Nevada on June 12, 2018. On June 7, 2023, the Company (“M2i Global, Inc.”) (formerly known as “Inky, Inc.”) filed with the Secretary of State of Nevada an Amendment to the Certificate of Incorporation to change its corporate name from “Inky, Inc.”, to “M2i Global, Inc.”, effective June 7, 2023.

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash (Note 9). Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate four key business units as set forth below:

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

Note 2 – Going Concern

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the fiscal years ended November 30, 2023 and November 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying financial statements include the accounts of the Company, including its wholly owned subsidiary, USMM. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates as a single segment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. The Company’s cash balances may exceed FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Intangible Assets

Intangible assets are amortized over their estimated useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Management tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Impairment of Long-Lived Assets

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

Revenue Recognition

Previously, the Company recognized revenues from a subscription-based service that provided users with access to AI generated tattoo ideas. The subscriptions raged from 14 to 30 days and revenue was recognized under a software as a service (SaaS) model. Revenues were recognized over the subscription period with cash received but not earned recorded as deferred revenue.

As stated in Note 1, the Company has shifted its focus and is currently pre-revenue. The Company will recognize revenues in accordance with ASC 606.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC 825. The carrying amount of these financial instruments, with the exception of discounted debt, as reflected in the accompanying consolidated balance sheets approximates fair value.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when management assesses that it is probable that a liability has been incurred and the amount can be reasonably estimated.

Income Taxes

In accordance with ASC 740, the Company provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Debt Issuance Costs

The Company accounts for debt issuance costs in accordance with ASU 2015-03. This guidance requires direct and incremental costs associated with the issuance of debt instruments such as legal fees, printing costs and underwriters’ fees, among others, paid to parties other than creditors, are reported and presented as a reduction of debt on the consolidated balance sheets.

Convertible Debt

In accordance with ASC 470 the Company records its convertible notes at the aggregate principal amount, less discount. The discount is amortized over the life of the underlying convertible note. The Company reviews convertible debt for potential bifurcation. At November 30, 2023 and 2022, and for the years then ended, there were no instruments which required bifurcation.

Basic and Diluted Loss Per Share

ASC 260 requires a reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per share (“EPS”) computations.

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The Company had no additional dilutive securities outstanding at November 30, 2023 or November 30, 2022.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been reacquired after having been issued, are recorded at cost. Treasury stock are considered issued and outstanding for basic and diluted earnings (loss) per share computations.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption will not have an impact on the Company’s results of operations, financial position or cash flows. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Note 4 — Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Note 5 — Impairment of Intangible Assets

During the fiscal year ended November 30, 2023, as a result in the shift in the Company’s operations, as described in Note 1, the Company determined its intangible assets were impaired resulting in an impairment expense totaling $94,952.

Note 6 – Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended November 30, 2023, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	2023	2022
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	0%	0%
Valuation Allowance	-21%	-21%
	0%	0%

The Company had deferred income tax assets as of November 30, 2023, and 2022, as follows:

	2023	2022
Deferred Tax Assets
Net operating loss carryforwards	$444,000	$26,000
Temporary differences	-	-
Permanent differences	(1,000)	-
Valuation allowance	(443,000)	(26,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $417,000 and $14,000 in the fiscal years ended November 30, 2023, and 2022, respectively.

At November 30, 2023, the Company had approximately $2,108,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of November 30, 2023, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended November 30, 2023, has not yet been filed.

Note 7 — Related Party Transactions

During May 2023, the Company’s former CEO forgave liabilities totaling $146,593, which consisted of $65,500 in accrued payroll and $81,093 in outstanding loans, which are further detailed in Note 8. As a result of the forgiveness, a contribution was recorded to additional paid in capital. As of November 30, 2023, no balances due to the Company’s former CEO were outstanding.

During the year ended November 30, 2023, the Company repurchased shares from the former CEO, as detailed in Note 9.

Under the terms of a consulting agreement with the Company’s CFO, the Company is obligated to compensate the CFO $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the year ended November 30, 2023, the Company incurred $305,667 in expenses related to the consulting agreement, of which $250,352 was repaid by the Company. At November 30, 2023, $55,315 remained unpaid under the agreement.

The Company has a note payable agreement with the CFO, as further detailed in Note 8.

Note 8 — Debt

Convertible Note Payable

On November 24, 2023, the Company entered into a 10 % convertible note payable agreement with proceeds totaling $250,000, net of an original issuance discount of $20,000. The note, which matures on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%.

Notes Payable

During the year ended November 30, 2023 and 2022, the Company’s former CEO loaned the Company $8,319 and $34,380, respectively. At November 30, 2022, the loan payable to the Company’s former CEO totaled $72,774. The balance was unsecured, non-interest bearing, and did not have a maturity date. During May 2023, the loans, totaling $81,093, were forgiven as detailed in Note 7.

During the fiscal year ended November 30, 2023, the Company’s CFO loaned the Company $600,000. The loan, which bears interest at 7%, is due on demand.

Note 9 — Stockholders’ Equity (Deficit)

During the fiscal year ended November 30, 2022, and through May 15, 2023, the Company was authorized to issue 75,000,000 shares of common stock with a par value of $0.001.

On May 16, 2023, the Company filed an amendment to the Articles of Incorporation with the State of Nevada to increase the total number of shares authorized to 1,000,100,000, consisting of 1,000,000,000 shares of common stock with a par value of $0.001 and 100,000 shares of Series A Super-Voting Preferred stock with a par value of $0.001. The Series A Super-Voting Preferred stock vote on the basis of 10,000 votes per share. The common stock vote on the basis of 1 vote per share.

Shares Issued for Intangible Assets

During the year ended November 30, 2022, the Company issued 2,013,334 shares of common stock valued at $90,600 for intangible assets.

Shares Issued for Cash

During the year ended November 30, 2023, the Company exchanged 100,000 shares of Series A Super-Voting Preferred stock and 581,228,334 shares of common stock for proceeds totaling $1,235,477 and all outstanding shares of USMM common stock, out of which 74,000,000 shares of common stock had not been issued at November 30, 2023 by the Company.

As a result of the transaction, USMM became a wholly owned subsidiary of the Company (Note 1). Prior to the merger, USMM had no operations and at the time of the share exchange USMM had no assets or liabilities, other than cash. Accordingly, the transaction was accounted for as an asset acquisition.

Stock Repurchase

During the year ended November 30, 2023, the Company purchased 6,013,334 shares of common stock from the Company’s former CEO for $435,000. This transaction was recorded as Treasury Stock. As of November 30, 2023, the shares have not been retired.

Note 10 — Subsequent Events

Subsequent to November 30, 2023, the Company received $602,320 for the purchase of 24,800,000 shares of common stock.

Subsequent to November 30, 2023, the Company paid $5,000 to a shareholder to repurchase 50,000,000 shares of common stock.

