Form 10-Q
period 2024-02-29
M2i Global, Inc.
filed 2024-04-26
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 26, 2024 was 464,333,691.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

Index

Pg. No.
PART I — Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of February 29, 2024 (Unaudited) and November 30, 2023	3
Condensed Consolidated Statements of Operations for the Three Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended February 29, 2024 and February 28, 2023 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	12
Item 4. Controls and Procedures	12
PART II — Other Information	13
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29, 2024	November 30, 2023
	unaudited	audited

Assets

Current assets
Cash	$23,226	$48,197
Prepaids and other current assets	81,330	-
Total current assets	104,556	48,197

Total assets	$104,556	$48,197

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued expenses	$360,250	$237,143
Convertible note, net of discount	255,000	250,000
Note payable	61,403	-
Related party loan	619,500	600,000
Total current liabilities	1,296,153	1,087,143

Total liabilities	1,296,153	1,087,143

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 0 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 464,333,691 and 514,333,691 shares issued and outstanding at February 29, 2024 and November 30, 2023 respectively	464,334	514,334
Treasury stock	(435,000)	(435,000)
Additional paid in capital	1,591,990	995,541
Accumulated deficit	(2,813,021)	(2,113,921)
Total stockholders’ deficit	(1,191,597)	(1,038,946)

Total liabilities and stockholders’ deficit	$104,556	$48,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
		.
Revenue	$-	$3,400

Operating expenses
General and administrative	113,475	31,391
Legal and professional	561,710	-
Total operating expenses	675,185	31,391

Loss from operations	(675,185)	(27,991)

Other expense
Interest expense	23,914	-
Total other expense	23,914	-

Net Loss	$(699,100)	$(27,991)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	513,784,240	7,105,357

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

 For the Three Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)

Cash received for shares to be issued	-	-	-	-	-	551,450	-	551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 29, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,990	$(2,813,021)	$(1,191,597)

Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$120,255	$(123,759)	$3,601

Net loss	-	-	-	-	-	-	(27,991)	(27,991)

Balance at February 28, 2023	-	$-	7,105,357	$7,105	$-	$120,255	$(151,750)	$(24,390)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023

Cash flows from operating activities
Net loss	$(699,100)	$(27,991)
Adjustments to reconcile net loss to net cash provided for (used in) operating activities:
Amortization of note discount	5,000	11,183
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(19,927)	200
Accounts payable and accrued expenses	123,106	617
Accrued payroll - related party	-	16,500

Net cash provided for (used in) operating activities	(590,921)	509

Cash flows from investing activities
Purchase of intangible assets	-	(3,485)
Net cash used in investing activities	-	(3,485)

Cash flows from financing activities
Cash received for shares to be issued	551,450	-
Payment for cancelled shares	(5,000)
Proceeds from related party loan	19,500	2,976

Net cash provided by financing activities	565,950	2,976

Net increase (decrease) in cash	$(24,970)	$-
Cash, beginning of the period	48,197	114

Cash, end of the period	$23,226	$114

Cash paid for income taxes	$-	$-
Cash paid for interest	$17,351	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

M2i GLOBAL, INC

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

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the period ended February 29, 2024 and year ended November 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, including its wholly owned subsidiary, USM&M. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

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

Debt issuance costs and premiums or discounts are amortized over the term of the respective financing arrangement using the effective interest method. Amortization of these amounts is included as a component of interest expense net, in the consolidated statements of operations.

Convertible Debt

In accordance with ASC 470 the Company records its convertible notes at the aggregate principal amount, less discount. We will be amortizing the debt discount over the life of the convertible notes as additional non-cash expense utilizing the effective interest rate.

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

The Company had no additional dilutive securities outstanding at February 29, 2024 or February 28, 2023.

Treasury Stock Policy

Treasury stock transactions shall be deemed to be those transactions carried out by the Company which involve shares of the Company that grant the right to acquire shares of the Company.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

During the period ended February 29, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Note 5 — Equity Transactions

During the three months ended February 29, 2024, the Company repurchased 50,000,000 shares owned by a shareholder for $5,000. These shares are being held in Treasury until cancelled.

During the three months ended February 29, 2024, the Company received $553,100 for the issuance of 32,100,000 shares. These shares have not yet been issued.

During the three months ended February 29, 2024, the Company terminated two consultants which resulted in the need to cancel 11,500,000 shares pursuant to each of their consulting agreements. These shares have not yet been cancelled.

Note 6 — Related Party Transactions

During the three months ended February 29 2024, the Company’s Executive Chairman loaned the Company $20,500 This loan is recorded as a related party loan on the balance sheet. At the periods ending February 29, 2024 and November 30 2023, the balance due to the Executive Chairman was $619,500 and $600,000, respectively. This loan has a 7% interest rate. During the three months ended February 29, 2024, the Company paid $17,351 in interest to the Executive Chairman. At February 29, 2024, accrued interest payable due related to the loans from the Executive Chairman totaled $6,969.

Note 7 – Note Payable

During the three months ended February 29, 2024, the Company entered into a financing agreement for payment of D & O insurance. The total note was $104,160 for 10 months. During the three months ended February 29, 2024, the Company paid the downpayment of $26,227 and three monthly payments of $8,265 each. The note has an interest rate of 12.99%.

Note 8 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended February 29, 2024 and November 30, 2023, the net balance of the Convertible Note payable was $255,000 and $250,000, respectively. During the three months ended February 29, 2024, the Company recorded $6,750 interest expense and $5,000 OID amortization which was recorded as interest expense.

Note 9 — Subsequent Events

Subsequent to February 29, 2024, the Company received $100,320 for the purchase of 4,200,000 shares of common stock.

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

Recently Issued Accounting Pronouncements

During the period ended February 29, 2024, and through the filing of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes to the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2024.

Liquidity and Capital Resources

At February 29, 2024, the Company had a cash balance of $23,226, as compared to a cash balance of $48,197 at November 30, 2023. The Company incurred negative cash flow from operations of $590,921 for the period ended February 29, 2024, as compared to positive cash flow from operations of $509 in the comparable prior year period. The increase in negative cash flows from operations was primarily from increase in loss and increase in accounts payable and accrued expenses. Cash flows from financing activities during the period ended February 29, 2024, totaled $565,950, primarily the result of $551,450 in proceeds from the sale of shares of common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended February 29, 2024 and February 28, 2023

For the three months ended February 29, 2024 and February 28, 2023, the Company’s revenues totaled $0 and $3,400, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended February 29, 2024, our operating expenses increased to $675,185 compared to $31,391 for the comparable period in 2023. The increase of $643,794 was primarily driven by travel and professional fees associated with the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at February 29, 2024, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the year ended November 30, 2023, we identified the following material weaknesses which are still applicable:

●	We do not have an audit committee
●	We did not implement appropriate information technology controls

Management plans to address these material weaknesses in the coming quarters.

In our annual report for the year ended November 30, 2023, we identified the following material weaknesses which are no longer applicable:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended February 29, 2024, we received proceeds of $553,100 for the issuance of 32,100,000 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated: April 26, 2024	/s/ Jeffrey W. Talley
Jeffrey W. Talley Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated April 26, 2024	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

