Form 10-Q
period 2024-05-31
M2i Global, Inc.
filed 2024-07-11
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 11, 2024 was 508,633,691.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

Index

Pg. No.
PART I — Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of May 31, 2024 (Unaudited) and November 30, 2023	3
Condensed Consolidated Statements of Operations for the Three Months Ended May 31, 2024 and February 28, 2023 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended May 31, 2024 and February 28, 2023 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended May 31, 2024 and February 28, 2023 (Unaudited)	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
PART II — Other Information	14
Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2024	November 30, 2023
	unaudited	audited

Assets

Current assets
Cash	$72,508	$48,197
Prepaids and other current assets	55,362	-
Total current assets	127,870	48,197

TOTAL ASSETS	$127,870	$48,197

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,535,592	$237,143
Convertible note, net of discount	260,000	250,000
Note Payable	36,609	$-
Related party loan	641,500	600,000
Total current liabilities	2,473,701	1,087,143

Total Liabilities	2,473,701	1,087,143

Stockholders’ equity (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 0 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 502,233,691 and 514,333,691 shares issued and outstanding at May 31, 2024 ended November 30, 2023, respectively	502,234	514,334
Treasury stock	(435,000)	(435,000)
Additional paid in capital	1,774,446	995,541
Accumulated earnings (deficit)	(4,187,611)	(2,113,921)
Total stockholders’ (deficit) equity	(2,345,831)	(1,038,946)

Total liabilities and stockholders’ equity	$127,870	$48,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
		.		.
Revenue	$-	$-	$-	$3,400

Operating expenses
General and administrative	495,929	444,188	609,404	475,579
Legal and professional	852,883	-	1,414,593	-
Impairment of assets	-	94,952	-	94,952
Total operating expenses	1,348,812	539,140	2,023,997	570,531

Loss from operations	(1,348,812)	(539,140)	(2,023,997)	(567,131)

Other expense
Interest expense	25,778	-	49,693	-
Total other expense	25,778	-	49,693	-

Net Loss	$(1,374,590)	$(539,140)	$(2,073,690)	$(567,131)

Loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	524,220,648	89,805,629	519,030,959	48,909,890

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended May 31, 2024 and May 31, 2023

(Unaudited)

						Additional		Total Stockholders’
	Preferred Shares		Common Shares		Treasury	Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)

Cash received for shares to be issued	-	-	-	-	-	551,450	-	551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 29, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,991	$(2,813,021)	$(1,191,596)

Shares issued for cash	-	-	37,900,000	37,900	-	133,585	-	171,485

Shares to be purchased from shareholders	-	-	-	-	-	(1,150)	-	(1,150)

Cash received for shares to be issued	-	-	-	-	-	50,020	-	50,020

Net loss	-	-	-	-	-	-	(1,374,590)	(1,374,590)

Balance at May 31, 2024	100,000	$100	502,233,691	$502,234	$(435,000)	$1,774,446	$(4,187,611)	$(2,345,831)

Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$120,255	$(123,759)	$3,601

Net loss	-	-	-	-	-	-	(27,991)	(27,991)

Balance at February 28, 2023	-	$-	7,105,357	$7,105	$-	$120,255	$(151,750)	$(24,390)

Shares issued for cash	100,000	100	507,228,334	507,229	-	470,499	-	977,828

Purchase of treasury shares	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	146,593	-	146,593

Net loss	-	-	-	-	-	-	(539,140)	(539,140)

Balance at May 31, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$737,347	$(690,890)	$125,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 31, 2024	May 31, 2023

Cash flows from operating activities
Net loss	$(2,073,690)	$(567,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	10,000	-
Amortization	-	20,503
Impairment of assets	-	95,066
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(18,753)	13,767
Accounts payable and accrued expenses	1,298,449	186,578
Accrued payroll - related party	-	16,500

Net cash used in operating activities	(783,994)	(234,717)

Cash flows from financing activities
Cash received for shares issued	722,935	977,828
Cash received for shares to be issued	50,020	-
Treasury repurchase	-	(435,000)
Payment for cancelled shares	(6,150)	-
Proceeds from related party loan	127,500	-
Payments on related party loan	(86,000)	-

Net cash provided by financing activities	808,305	542,828

Net increase (decrease) in cash	$24,312	$308,111
Cash, beginning of period	48,197	114

Cash, end of period	$72,508	$308,225

Cash paid for income taxes	$-	$-
Cash paid for interest	$17,352	$-

Supplemental schedule for non-cash investing and financing activities
Contribution from settlement of related party liabilities	$-	$146,593
Original issue discount on convertible note	$20,000	$-

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

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash. Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate three key business divisions as set forth below:

●	M2i Mining, Processing & Refining: a business engaged in sourcing, extraction, processing, refining, transporting and selling primary minerals and metals;
●	M2i Scrap & Recycling: a business engaged in the collection, processing, transporting and selling of scrap, recycled and reused metals; and
●	M2i Government and Defense Industrial Base: a business engaged in aligning with U.S. policy to facilitate participation in U.S. government programs such as the creation and management of a Strategic Minerals Reserve as an enhancement of the U.S. government’s National Defense Stockpile.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the six months ended May 31, 2024 and year ended November 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had no additional dilutive securities outstanding at May 31, 2024 or May 31, 2023.

Treasury Stock Policy

Treasury stock transactions shall be deemed to be those transactions carried out by the Company which involve shares of the Company that grant the right to acquire shares of the Company.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

During the six months ended May 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Note 5 — Equity Transactions

During the six months ended May 31, 2024, the Company repurchased 50,000,000 shares of common stock owned by a shareholder for $5,000. These shares are being held in Treasury until cancelled.

During the six months ended May 31, 2024, the Company issued 37,900,000 shares of common stock for cash received of $722,935.

During the six months ended May 31, 2024, the Company received $50,020 cash for the issuance of 700,000 shares of common stock. These shares have not been issued.

During the six months ended May 31, 2024, the Company terminated two consultants which resulted in the need to cancel 11,500,000 shares pursuant to each of their consulting agreements. These shares have not yet been cancelled. When the shares are cancelled, the Company will pay the former consultants $1,150.

Note 6 — Related Party Transactions

During the six months ended May 31, 2024, the Company’s Executive Chairman loaned the Company $127,500. The Company repaid $86,000 during the same time period. This loan is recorded as a related party loan on the balance sheet. At the periods ending May 31, 2024 and November 30 2023, the balance due to the Executive Chairman was $641,500 and $600,000, respectively. This loan has a 7% interest rate. During the six months ended May 31, 2024, the Company recorded $11,128 interest expense. During the six months ended May 31, 2024, the Company paid $17,352 in interest to the Executive Chairman. At May 31, 2024, accrued interest payable due related to the loans from the Executive Chairman totaled $11,128.

Note 7 – Note Payable

During the six months ended May 31, 2024, the Company entered into a financing agreement for payment of D&O insurance. The total note was $104,160 for 10 months. During the six months ended May 31, 2024, the Company paid the downpayment of $26,227 and six monthly payments of $8,265 each. The note has an interest rate of 12.99%.

At May 31, 2024, the remaining balance on the loan is $36,609.

Note 8 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. The maturity date is November 30, 2024. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended May 31, 2024 and November 30, 2023, the net balance of the Convertible Note payable was $260,000 and $250,000, respectively. During the six months ended May 31, 2024, the Company recorded $13,500 interest expense and $10,000 OID amortization which was recorded as interest expense.

Note 9 — Subsequent Events

Subsequent to May 31, 2024, the Company has received $681,780 for the purchase of 12,112,500 shares of common stock.

Subsequent to May 31, 2024, the Company, on June 26, 2024, appointed Mr. Douglas MacLellan, a seasoned international business executive, to the Board of Directors. He will be an independent director and will chair the Audit and Compensation Committees.

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

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash. Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate three key business divisions as set forth below:

●	M2i Mining, Processing & Refining: a business engaged in sourcing, extraction, processing, refining, transporting and selling primary minerals and metals;
●	M2i Scrap & Recycling: a business engaged in the collection, processing, transporting and selling of scrap, recycled and reused metals; and
●	M2i Government and Defense Industrial Base: a business engaged in aligning with U.S. policy to facilitate participation in U.S. government programs such as the creation and management of a Strategic Minerals Reserve as an enhancement of the U.S. government’s National Defense Stockpile.

Recently Issued Accounting Pronouncements

During the period ended May 31, 2024, and through the filing of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At May 31, 2024, the Company had a cash balance of $72,508, as compared to a cash balance of $48,197 at November 30, 2023. The Company incurred negative cash flow from operations of $783,994 for the period ended May 31, 2024, as compared to negative cash flow from operations of $234,717 in the comparable prior year period. The increase in negative cash flows from operations was primarily from an increase in net loss and increase in accounts payable and accrued expenses. Cash flows from financing activities during the period ended May 31, 2024, totaled $808,305, as compared to cash flows from financing activities in the comparable prior year period. The increase in cash provided by financing activities is primarily the result of $772,935 in proceeds from the sale of shares of common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three and Six Months Ended May 31, 2024 and May 31, 2023

For the comparable three months ended May 31, 2024 and May 31, 2023, the Company’s revenues totaled $0. For the six months ended May 31, 2024 and May 31, 2023, the Company’s revenues totaled $0 and $3,400, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended May 31, 2024, our operating expenses increased to $1,348,812 compared to $539,140 for the comparable period in 2023. The increase of $809,672 was primarily driven by travel and professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. For the six months ended May 31, 2024, our operating expenses increased to $2,023,997 compared to $570,531 for the comparable period in 2023. The increase of $1,453,466 was primarily driven by travel and professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at May 31, 2024, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended May 31, 2024, we received proceeds of $722,.935 for the issuance of 37,900,000 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated: July 11, 2024	/s/ Jeffrey W. Talley
Jeffrey W. Talley Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated July 11, 2024	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

