Form 10-Q
period 2024-08-31
M2i Global, Inc.
filed 2024-10-22
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 17, 2024 was 581,704,525.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2024	November 30, 2023
	unaudited
Assets

Current assets
Cash	$28,213	$48,197
Prepaids and other current assets	31,107	-
Total current assets	59,320	48,197

TOTAL ASSETS	$59,320	$48,197

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,650,056	$237,143
Convertible note, net of discount	265,000	250,000
Note Payable	11,815	$-
Related party loan	211,500	600,000
Total current liabilities	2,138,371	1,087,143

Total Liabilities	2,138,371	1,087,143

Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 517,667,025 and 514,333,691 shares issued and outstanding at August 31, 2024 ended November 30, 2023, respectively	517,667	514,334
Treasury stock	(435,000)	(435,000)
Additional paid in capital	2,763,193	995,541
Accumulated (deficit)	(4,925,011)	(2,113,921)
Total stockholders’ (deficit)	(2,079,051)	(1,038,946)

Total liabilities and stockholders’ deficit	$59,320	$48,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
		.		.
Revenue	$-	$-	$-	$3,400

Operating expenses
General and administrative	188,079	451,991	797,483	536,449
Legal and professional	528,467	994,407	1,943,060	1,385,528
Impairment of assets	-	-	-	94,952
Total operating expenses	716,546	1,446,398	2,740,543	2,016,929

Loss from operations	(716,546)	(1,446,398)	(2,740,543)	(2,013,529)

Other expense
Interest expense	20,854	-	70,547	-
Total other expense	20,854	-	70,547	-

Net Loss	$(737,400)	$(1,446,398)	$(2,811,090)	$(2,013,529)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	554,928,619	514,333,691	531,040,358	205,183,575

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

								Total
	Preferred Shares		Common Shares			Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Treasury Stock	Paid in Capital	Deficit	Equity (Deficit)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)

Cash received for shares to be issued	-	-	-	-	-	551,450	-	551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 29, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,991	$(2,813,021)	$(1,191,596)

Shares issued for cash	-	-	37,900,000	37,900	-	133,585	-	171,485

Shares to be purchased from shareholders	-	-	-	-	-	(1,150)	-	(1,150)

Cash received for shares to be issued	-	-	-	-	-	50,020	-	50,020

Net loss	-	-	-	-	-	-	(1,374,590)	(1,374,590)

Balance at May 31, 2024	100,000	$100	502,233,691	$502,234	$(435,000)	$1,774,446	$(4,187,611)	$(2,345,831)

Shares issued for cash	-	-	7,200,000	7,200	-	8,080	-	15,280

Shares issued for contract agreements	-	-	20,000,000	20,000	-	(18,000)	-	2,000

Shares Cancelled	-	-	(11,766,666)	(11,767)	-	11,767	-	-

Cash received for shares to be issued	-	-	-	-	-	986,900	-	986,900

Net loss	-	-	-	-	-	-	(737,400)	(737,400)

Balance at August 31, 2024	100,000	$100	517,667,025	$517,667	$(435,000)	$2,763,193	$(4,925,011)	$(2,079,051)

Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$120,255	$(123,759)	$3,601

Net loss	-	-	-	-	-	-	(27,991)	(27,991)

Balance at February 28, 2023	-	$-	7,105,357	$7,105	$-	$120,255	$(151,750)	$(24,390)

Shares issued for cash	100,000	100	507,228,334	507,229	-	470,499	-	977,828

Purchase of treasury shares	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	146,593	-	146,593

Net loss	-	-	-	-	-	-	(539,140)	(539,140)

Balance at May 31, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$737,347	$(690,890)	$125,891

Cash received for subscription receivable	-	-	-	-	-	256,673	-	256,673

Net loss	-	-	-	-	-	-	(1,446,398)	(1,446,398)

Balance at August 31, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$994,020	$(2,137,288)	$(1,063,834)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2024	August 31, 2023

Cash flows from operating activities
Net loss	$(2,811,090)	$(2,013,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	15,000	-
Amortization	-	20,503
Impairment of assets	-	95,066
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(17,294)	13,767
Accounts payable and accrued expenses	1,412,913	912,991
Accrued payroll - related party	-	16,500

Net cash used in operating activities	(1,400,469)	(954,702)

Cash flows from financing activities
Cash received for shares issued	739,140	1,234,501
Cash received for shares to be issued	1,034,845	-
Treasury repurchase	-	(435,000)
Payment for cancelled shares	(5,000)	-
Proceeds from related party loan	127,500	200,000
Payments on related party loan	(516,000)	-

Net cash provided by financing activities	1,380,485	999,501

Net increase (decrease) in cash	$(19,984)	$44,800
Cash, beginning of period	48,197	114

Cash, end of period	$28,213	$44,914

Cash paid for income taxes	$-	$-
Cash paid for interest	-	$-

Supplemental schedule for non-cash investing and financing activities
Contribution from settlement of related party liabilities	$-	$146,593
Original issue discount on convertible note	$25,000	$-

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of suppling the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8,000,000 shares of common stock as part of this agreement.

On June 30, 2024, the Company and NTM Minerals Limited (“NTM”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into an exclusive offtake agreement (the “Offtake Agreement”), in which NTM will provide for 88,000 tonnes of copper, currently valued at approximately $850 million. The Company is granted offtake rights for a maximum of 88,000 tonnes of copper that is sourced from the Redbank tenements in return for 12 million shares of the Company’s common stock. NTM shall receive additional payments for incremental resource increases or upgrades from the Redbank tenements. M2i retains the option to participate in production pre-funding opportunities.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the nine months ended August 31, 2024 and year ended November 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company may be dependent, for the near future, on additional investment capital to fund operating expenses. It is anticipated that revenues will be forthcoming within the first or second quarters of the next fiscal year. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

The Company had no additional dilutive securities outstanding at August 31, 2024 or August 31, 2023.

Treasury Stock Policy

Treasury stock transactions shall be deemed to be those transactions carried out by the Company which involve shares of the Company that grant the right to acquire shares of the Company.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

During the nine months ended August 31, 2024, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

Previously, the Company recognized revenues from a subscription-based service that provided users with access to AI generated tattoo ideas. The subscriptions ranged from 14 to 30 days and revenue was recognized under a software as a service (SaaS) model. Revenues were recognized over the subscription period with cash received but not earned recorded as deferred revenue.

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

Note 5 — Equity Transactions

During the nine months ended August 31, 2024, the Company repurchased 50,000,000 shares of common stock owned by a shareholder for $5,000. These shares have been cancelled.

During the nine months ended August 31, 2024, the Company issued 45,100,000 shares of common stock for cash received of $739,140.

During the nine months ended August 31, 2024, the Company received $1,034,845 cash for the issuance of 28,637,500 shares of common stock. These shares have not been issued.

During the nine months ended August 31, 2024, the Company terminated two consultants which resulted in the cancellation of 11,500,000 shares pursuant to each of their consulting agreements. The Company owes $1,150 to the consultants for the cancellation of these shares.

During the nine months ended August 31, 2024, the Company cancelled 266,666 shares which were issued in error in May 2023 for a value of $80,000.

During the nine months ended August 31, 2024, the Company issued 20,000,000 shares per contract agreements with Komodo Capital and NT Minerals LTD (See Note 1 above) for future considerations. These shares were valued at $2,000.

Note 6 – Accounts Payable and Accrued Expenses

During the nine months ended August 31, 2024, the Company’s accounts payables and accrued expenses increased to $1,650,056 from $237,143 at the year ended November 30, 2023 for an increase of $1,412,913. The increase was due to the accrual of professional fees, accrued directors fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 7 — Related Party Transactions

During the nine months ended August 31, 2024, the Company’s Executive Chairman loaned the Company $127,500. The Company repaid $516,000 during the same time period. This loan is recorded as a related party loan on the balance sheet. At the periods ending August 31, 2024 and November 30 2023, the balance due to the Executive Chairman was $211,500 and $600,000, respectively. This loan has a 7% interest rate. During the nine months ended August 31, 2024, the Company recorded $29,328 interest expense. At August 31, 2024, accrued interest payable due to the loan from the Executive Chairman totaled $18,758.

Note 8 – Note Payable

During the nine months ended August 31, 2024, the Company entered into a financing agreement for payment of D&O insurance. The total note was $104,160 for 10 months. During the nine months ended August 31, 2024, the Company paid the downpayment of $26,227 and eight monthly payments of $8,265 each. The note has an interest rate of 12.99%. At August 31, 2024, the remaining balance on the loan is $11,815.

Note 9 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. The maturity date is November 30, 2024. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended August 31, 2024 and November 30, 2023, the net balance of the Convertible Note payable was $265,000 and $250,000, respectively. During the nine months ended August 31, 2024, the Company recorded $20,250 interest expense and $15,000 OID amortization which was recorded as interest expense.

Note 10 – Subsequent Events

Subsequent to the nine months ending August 31, 2024, the Company issued 64,037,500 shares of common stock for cash received of $1,268,890.

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of suppling the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8,000,000 shares of common stock as part of this agreement.

On June 30, 2024, the Company and NTM Minerals Limited (“NTM”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into an exclusive offtake agreement (the “Offtake Agreement”), in which NTM will provide for 88,000 tonnes of copper, currently valued at approximately $850 million. The Company is granted offtake rights for a maximum of 88,000 tonnes of copper that is sourced from the Redbank tenements in return for 12 million shares of the Company’s common stock. NTM shall receive additional payments for incremental resource increases or upgrades from the Redbank tenements. M2i retains the option to participate in production pre-funding opportunities.

Recently Issued Accounting Pronouncements

During the period ended August 31, 2024, and through the filing of this report, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At August 31, 2024, the Company had a cash balance of $28,213, as compared to a cash balance of $48,197 at November 30, 2023. The Company incurred negative cash flow from operations of $1,400,469 for the period ended August 31, 2024, as compared to negative cash flow from operations of $954,702 in the comparable prior year period. The increase in negative cash flows from operations was primarily from an increase in net loss. Cash flows from financing activities during the period ended August 31, 2024, totalled $1,380,485, as compared to cash flows from financing activities in the comparable prior year period of $999,501. The increase in cash provided by financing activities is primarily the result of $1,775,985 in proceeds from the sale of shares of common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2024 and August 31, 2023

For the comparable three months ended August 31, 2024 and August 31, 2023, the Company’s revenues totalled $0. For the nine months ended August 31, 2024 and August 31, 2023, the Company’s revenues totalled $0 and $3,400, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended August 31, 2024, our operating expenses decreased to $716,546 compared to $1,446,398 for the comparable period in 2023. The decrease of $729,852 was primarily reductions in travel and professional fees. For the nine months ended August 31, 2024, our operating expenses increased to $2,740,543 compared to $2,016,929 for the comparable period in 2023. The increase of $723,614 was primarily driven by travel and professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 3. Qualitative and Quantitative Disclosures about Market Risk.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at August 31, 2024, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the year ended November 30, 2023, we identified the following material weakness which is still applicable:

●	We did not implement appropriate information technology controls

In our annual report for the year ended November 30, 2023, we identified the following material weaknesses which are no longer applicable:

●	We did not maintain appropriate cash controls – the handling of cash and accounting functions have been segregated and bills require management approval prior to payment.
●	The Company lacks segregation of duties – beginning in May 2023, the Company began to improve internal controls by hiring additional resources to ensure appropriate review and oversight.
●	We do not have an audit committee. During the nine months ended August 31, 2024, the Company implemented an audit committee.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended August 31, 2024, we received proceeds of $739,140 for the issuance of 45,100,000 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated October 21, 2024	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated October 21, 2024	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

