Form 10-K
period 2024-11-30
M2i Global, Inc.
filed 2025-02-27
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2024

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $111,459,905.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 612,654,525 common shares issued and outstanding as of February 24, 2025.

PART I

Item 1. Business

Unless otherwise stated or the context requires otherwise, references in this annual report on Form 10-K to “we,” “us,” “our,” the “Company,” “M2i,” and “our Company” refer to M2i Global, Inc., a Nevada corporation, and its subsidiaries.

OUR BUSINESS

Our Vision

Our vision is to secure reliable access to critical minerals and metals for the U.S., its allies, and partners. We expect to accomplish this by developing a world-class portfolio of critical minerals and materials projects. The diversity of our portfolio will provide an integrated solution to the challenges facing the critical minerals and materials industry in the U.S.

Critical Minerals Underpin U.S. Economic Security and National Defense

The U.S. relies on critical minerals flow for its National Defense and Economic Security. The defense of our nation is contingent on the ability to manufacture the elements that collectively represent our national military power. Equally important is the critical mineral flow that fuels our nation’s economy, providing the elementary materials that support all technology innovation, manufacturing, and energy sectors, to name only a few.

The U.S. is dependent on foreign sources for almost all of the critical minerals that serve as the foundational building blocks for the industries that underpin our nation’s defense as well as those that are serving as the primary engine for our economic strength and growth.

These sectors are rapidly exposing vulnerabilities in the current supply chain. Our strategic focus is on securing a reliable supply of critical minerals essential for national defense, economic stability, advanced manufacturing, and energy infrastructure. Recent examples of these vulnerabilities are China’s announcements to ban export of important, dual use minerals, such as the announcement in December 2024 banning antimony, tungsten, and tantalum, as well as additional bans affecting tungsten and indium in February of 2025.

In the U.S., the Secretary of Interior pursuant to authority under the Energy Act of 2020, acting through the director of the U.S. Geological Survey, determines the list of critical minerals and materials. The final 2022 list of critical minerals includes the following 50 minerals: Aluminum, antimony, arsenic, barite, beryllium, bismuth, cerium, cesium, chromium, cobalt, dysprosium, erbium, europium, fluorspar, gadolinium, gallium, germanium, graphite, hafnium, holmium, indium, iridium, lanthanum, lithium, lutetium, magnesium, manganese, neodymium, nickel, niobium, palladium, platinum, praseodymium, rhodium, rubidium, ruthenium, samarium, scandium, tantalum, tellurium, terbium, thulium, tin, titanium, tungsten, vanadium, ytterbium, yttrium, zinc, and zirconium.

The Energy Act of 2020 also requires the Secretary of Energy, acting through the Undersecretary for Science and Innovation, in conjunction with other departments, to determine the Critical Materials List. The Final 2023 Critical Materials list has 18, of which only four do not appear on the Critical Minerals List. The full list of critical materials includes aluminum, cobalt, copper*, dysprosium, electrical steel* (grain-oriented electrical steel, non-grain-oriented electrical steel, and amorphous steel), fluorine, gallium, iridium, lithium, magnesium, natural graphite, neodymium, nickel, platinum, praseodymium, terbium, silicon*, and silicon carbide* (asterisked materials are unique to the critical materials list).

The vital market for critical minerals and metals is the enabling component of the vital transition of the energy market. The infrastructure requirement for clean energy is dependent on the availability of the raw materials that these minerals represent.

The ability to generate, transmit, distribute, and store energy is at the center of all U.S. industrial capacity. Key examples that highlight the growing importance that critical minerals play in the increasing demand for energy are renewable energy generation, electric vehicle (EV) market growth, Artificial Intelligence (AI), data center expansion, cryptocurrency mining, among many other existing and developing industries.

Nickel, lithium, cobalt, and graphite are used in batteries. Rare-earth minerals such as neodymium and samarium are essential to the magnets of wind turbines and electric motors. supported by copper, nickel, and rare earths are also required for the robust energy infrastructure, power distribution, and thermal management demanded by the increasing demand for energy. Additional essential minerals like aluminum and neodymium are critical for transmission lines, transformers, and high-efficiency motors. An unstable supply of these minerals threatens the ability to meet the continued growth of demand for energy.

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

Figure 1: Energy Storage Minerals

Predicted Growth Rate
Selected Minerals 2020-2050
45
40
35
30
25
20
15
10
5
0
42
25
21
19
7
Lithium
Graphite
Cobalt
Nickel
Rare Earths

Many of these critical minerals are mined and processed in a small number of countries, as illustrated in the chart in Figure 2 (Source: “The global fight for critical minerals is costly and damaging,” Nature, July 19, 2023).

4

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

Figure 3: Critical Minerals List Associated with Key Industries

Our Organizational Chart

M2i’s structure will be built upon three separate business units with standalone P&Ls to carry on the Company’s objectives. Each P&L, led by a vice president, will work with a management team focused on implementing and building each business line and contribute respectively to the overall organization. The vice presidents will report to the president/chief executive officer of the Company. M2i will establish a finance department, staffed by a Director of Finance and Controller to ensure the effective and efficient management of funds, and to implement appropriate accounting controls.

M2i Mining, Processing, & Refining

The primary business purpose of M2i MPR is to develop and supply the U.S. sanctioned value chain of critical metals needed by the U.S. and its free trade partners. M2i MPR will supply the 50 critical minerals, including the rare earth elements (“REE”) as defined by the U.S. Geologic Survey in 2022, as well as the 18 critical materials defined by the U.S. Department of Energy in 2023. These minerals will be sourced globally from mines adhering to ethical and sustainable extraction principles and guidelines.

Strategic Alliances

The Company’s focus is to enter strategic alliances (“SAs”) to further its business objectives; namely through multiple mechanisms including asset acquisition and independent supply contracts. The SAs will likely be with companies that can expand our capability to extract minerals from existing mines, assist in implementing new mining projects, and develop and place into production new technologies and processes in extracting and processing minerals. Our efforts, and particularly our SAs will be focused on delivering guaranteed access to critical minerals and metals for national defense and economic security.

Currently, we have entered into a strategic alliance (SA) with Reforme Group (“Reforme”), an Australian mining and recycling company (the “SA Agreement”) wherein Reforme and M2i will create an Australian proprietary limited company (“M2iAust”) to source and trade critical metals and strategic minerals. It is currently anticipated that M2i and Reforme Group will each be equal shareholders in M2iAust. It is currently anticipated that the SA Agreement will enable us to capitalize on Reforme’s expertise in critical minerals. Reforme is an innovative Australian mining services, infrastructure, recycling, and renewables company with specialized expertise in the development of green and brown field mining projects with the demonstrated capability in end-to-end management of mine operations, processing, logistics and off-take negotiations.

The SA will play a pivotal role in advancing the critical minerals supply chain and contributing to the global energy transformation. We expect that the SA will extract critical minerals from existing brownfield mines’ tailings utilizing a novel extraction technology and process developed by Reforme. Reforme’s technology includes mine remediation methods to return the site to a state that would satisfy government and community concerns. It is anticipated that Reforme will grant M2iAust a right of first refusal to enter into offtake agreements with Reforme or its related corporate bodies for any critical metals and strategic minerals extracted from mining tenements owned or controlled by Reforme. M2i will support the development of strategic resources by Reforme. Together, the companies will refer any third party off take opportunities in the Asia Pacific region for strategic resources to M2iAust. M2iAust will negotiate offtake agreements to secure offtake from Reforme and third parties for offtake which will be sold to M2i in subsequent offtake agreements. The SA has a term of 5 years unless agreed otherwise. By leveraging their combined expertise and resources, the partners intend to establish a more sustainable and efficient critical minerals ecosystem that fully aligns with the objectives outlined in the United States-Australian Climate, Critical Minerals, and Clean Energy Transformation Compact.

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

M2i Scrap & Recycling

M2i has identified an opportunity to establish a source of critical minerals from scrap and recycling of metals currently reaching their end of life in their current use. Small and medium sized scrap metal recycling yards present an opportunity as many are family owned, with a good solid business, but are reaching the end of their succession plan and will need to close or sell. The scrap and recycling businesses we are considering provide low risk with good cash flow. The S&R Division acquisitions are an early emphasis for M2i and will generate steady revenue and profit.

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

M2i Government and Defense Industrial Base

M2i Government and Defense Industrial Base (“DIB”) is the business unit established with the goals of aligning U.S. policy in terms of industry requirements and national interests. The cornerstone of the value proposition of M2i DIB is the creation and management of the Strategic Minerals Reserve (“SMR”) in collaboration with the federal government to enable an uninterrupted supply of the most critical minerals and metals to mitigate the current and future vulnerabilities of this vital supply chain. We expect the SMR to augment or enhance the National Defense Stockpile.

M2i DIB will focus on two key efforts, the implementation of the SMR and the ongoing liaison with the government at the federal, state, and local levels. Critical to the success of the SMR will be the continuing dialogue with key congressional members. We have established congressional support in Nevada and are working to receive both an authorization in the annual National Defense Authorization Act as well as an appropriation of funding to enable the implementation of the M2i. DIB also aims to establish a collaboration with Hawthorne Army Depot, located in Hawthorne, Nevada, to obtain storage and administrative space to conduct a pilot demonstration.

The ongoing liaison with selected members of the congressional contingent from Nevada will act to ensure that the SMR pilot retains the focus of each respective office. We expect that the conclusion of a successful pilot will lead to the establishment of the second phase of the SMR, which is to build out the SMR to multiple locations, and to stockpile critical minerals that would extend supply beyond the DOD industry to private sector industry organizations in the event of a disruption to the flow of critical minerals.

Human Capital

Recruiting the right people will be critical to our success. We believe that the team of officers, directors and advisors that we have already assembled will provide a strong foundation for developing our business.

Financing Sources

We estimate that our first two years of operation will require $20-30 million. Our aim is to augment the capital raised with obtaining government funding to meet this need.

Competition

The Company, upon achieving its business objectives, believes it will be one of the only companies that operates across the full spectrum of the mineral and metals industry.

The rare earths mining and processing markets are capital intensive and competitive. Outside of the six (6) major rare earth producers in China, and those consolidated under their production quotas-there are only two other producers operating at scale, MP Materials and Lynas, which processes its rare earth materials in Malaysia. The Company’s competitors may have greater financial resources, as well as other strategic advantages to maintain, improve and possibly expand their facilities.

It is possible that when the Company achieves its anticipated production rates and other planned products, the increased competition could lead competitors to engage in predatory pricing behavior. Any increase in the amount of rare earth products exported from other nations, and increased competition, whether legal or illegal, may result in price reductions, reduced margins and loss of potential market share, any of which could materially and adversely affect our profitability.

Additionally, our potential Chinese competitors have historically been able to produce at relatively low costs due to domestic economic and regulatory factors, including less stringent environmental regulations. If we are not able to achieve the projected costs of production, then any strategic advantages that our competitors may have over us, such as lower labor and production costs, could have a material adverse effect on our business. As a result of these factors, we may not be able to compete effectively against current and future competitors.

Many of the Company’s competitors, as well as potential competitors, possess substantially greater financial, marketing, personnel and other resources than the Company. The Company’s competitors and potential competitors include far larger, more established companies that have access to capital markets, and to other funding sources that may be unavailable to the Company. There can be no guarantee that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results, and financial condition.

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

We believe that we are and will continue to be compliant in all material respects with applicable statutes and the regulations passed in the United States. There are no current orders or directions relating to our Company with respect to the foregoing laws and regulations.

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

HOLDERS

As of February 24, 2025, there were approximately 160 stockholders of record holding 612,654,525 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. Additionally, there are no redemption or sinking fund provisions applicable to our Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

Issuer Purchases of Equity Securities

In August of 2023, the Company repurchased 6,013,334 shares of the Company’s common stock from Ioanna Kallidou for $435,000 (the “Treasury Stock Repurchase”).

In December of 2023, the Company repurchased 50,000,000 shares of the Company’s common stock from a shareholder for $5,000.

In August of 2024, the Company repurchased 11,500,000 shares of the Company’s common stock from two former consultants for $1,150.

Item 6. [Reserved]

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from our financial statements for the fiscal years ended November 30, 2024, and 2023. The financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Form 10-K. The financial statements contained elsewhere in this Form 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements because of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Form 10-K.

Results of Operations for the fiscal years ended November 30, 2024 and 2023:

Revenue

During the fiscal years ended November 30, 2024 and 2023 we generated total revenue of $0 and $3,400, respectively.

Operating expenses

For the fiscal year ended November 30, 2024, operating expenses were $3,795,121, compared to $1,982,836 for the fiscal year ended November 30, 2023. Operating expenses consist primarily of general and administrative expenses and legal and professional fees incurred in connection with the operation of our business. The net increase of $1,812,285 in operating expenses was primarily a result of an increase in professional fees to implement the change in business as noted in Part I, Item 1 earlier in this document, an increase in marketing and investor relations expenses.

Net Loss

Our net loss for the fiscal years ended November 30, 2024 and 2023 was $3,887,261 and $1,990,162, respectively. The increase in net loss is because of the increase in operating expenses, discussed above, and an increase in interest expense.

Liquidity and Capital Resources and Cash Requirements

As of the fiscal year ended November 30, 2024, the Company had cash of $80,281 and $48,197 as of the fiscal year ended November 30, 2023. Furthermore, the Company had a working capital deficit of $2,532,472 and $1,038,946 as of the fiscal years ended November 30, 2024 and 2023, respectively. The increase in the working deficit is because of an increase in unpaid accounts payable and accounts payable-related party.

During the fiscal year ended November 30, 2024, the Company used $2,098,661 of cash in operating activities compared to $1,611,258 of cash in operating activities during the fiscal year ended November 30, 2023. The increase in cash used in operating activities was the result of an increase in net loss, offset by an increase in accounts payable and accounts payable-related party.

During the fiscal years ended November 30, 2024 and 2023, the Company had no cash flows from investing activities

During the fiscal year ended November 30, 2024, the Company generated $2,130,745 cash in financing activities which came from a net decrease in the related-party loan of $563,950 and proceeds from sale of common stock of $2,396,735 offset by repurchase of common stock of $5,000 and a promissory note for $302,960. During the fiscal year ended November 30, 2023, the Company generated $1,659,341 of cash in financing activities which came from a related-party loan of $608,319, a convertible note for $250,000 and proceeds from sale of common stock of $1,236,022 offset by repurchase of common stock of $435,000.

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

Item 8. Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements begins on page F-1 of this annual report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 8, 2024, the Company dismissed Heaton & Company, PLLC dba Pinnacle Accountancy Group of Utah (“Pinnacle”) as the Company’s independent registered public accounting firm. During the engagement period from December 6, 2019 to February 8, 2024, there were no disagreements between the Company and Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Pinnacle, would have caused Pinnacle to make reference to the matter in a report on the Company’s financial statements. The decision to replace Pinnacle was approved by the Board of Directors of the Company.

Effective February 8, 2024, the Company appointed Turner, Stone & Company, LLP (“Turner Stone”) as the independent registered public accounting firm to audit the consolidated financial statements of the Company, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows of the Company and the related notes to consolidated financial statements.

On June 6, 2024, the Company dismissed Turner, Stone & Company, LLP (“Turner Stone”) (“Turner Stone”) as the Company’s independent registered public accounting firm. During the engagement period from January 29, 2024, to June 4, 2024, there were no disagreements between the Company and Turner Stone on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Turner Stone, would have caused Turner Stone to make reference to the matter in a report on the Company’s financial statements. The decision to replace Turner Stone was approved by the Board of Directors of the Company.

Effective June 5, 2024, the Company appointed TAAD LLP (“TAAD”) as the independent registered public accounting firm to audit the consolidated financial statements of the Company, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows of the Company and the related notes to consolidated financial statements.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the fiscal year ended November 30, 2023, we identified the following material weaknesses which are still applicable:

●	We do not have an audit committee
●	We did not implement appropriate information technology controls

Management plans to address these material weaknesses in the coming quarters.

In our annual report for the fiscal year ended November 30, 2023, we identified the following material weakness which is no longer applicable:

●	We did not maintain appropriate cash controls – the handling of cash and accounting functions have been segregated and bills require management approval prior to payment

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangement

During the fiscal year ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages are as follows:

Name	Age	Positions
Douglas Cole	69	Executive Chairman, Chief Financial Officer
Alberto Rosende	62	President, Chief Executive Officer and Director
Douglas MacLellan	69	Director
Anthony Short	65	Director
Michael Sander	61	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Douglas Cole

Douglas Cole, age 69, is Executive Chairman and Chief Financial Officer of M2i Global, Inc. Mr. Cole brings over 39 years of experience in sales, marketing, and leadership roles, having run over 8 companies, both public and private. He has focused all his time on global development of startup companies and turnarounds. He has been involved with raising millions of dollars for his companies and numerous M&A work. As a private and public chairman, CEO, and board member, he has expanded every company he has been involved with, leveraging relationships globally. He has spoken at many major industry conferences throughout his career.

Prior to M2i, Mr. Cole was Chairman and CEO of American Battery Metals Corporation (ABML) from 2017 to 2021, where he orchestrated a successful turnaround that resulted in a high of a $2 billion market capitalization. Mr. Cole led the transition from a lithium exploration and development company to a lithium asset and lithium-ion battery metal recycling company and left the company in August of 2021. He was a Partner overseeing all ongoing deal activities with Objective Equity LLC from 2005 through 2016, a boutique investment bank focused on the high technology, data analytics and the mining sector.

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

Alberto Rosende

Major General (Ret) Alberto “Al” Rosende, age 62, is President & CEO of M2i Global Inc. Mr. Rosende has over 37 years of command and operational experience in the Army. In his private sector career, Al spent 28 years in the global payments industry, where he worked for two of the largest global payment brands in a variety of responsibilities, providing operational and risk management consulting services to client banks and payment processors operating in the Latin America and Caribbean Region.

Mr. Rosende joined M2i in March of 2023 where he previously led M2i’s business operations and integration efforts, focused on ensuring efficient operations across M2i’s business units, as well as driving the effective and timely integration of new entities and technologies, focusing on realizing planned revenue and operational contributions to M2i, in order to optimize M2i’s growing economies of scale. A major component of Mr. Rosende’s previous responsibilities was leading the Government & Defense Industrial Base effort, where he endeavored to strengthen our relationships with federal, state, and local governmental entities, agencies and departments to develop Public Private Partnerships (P3). Special focus continues to be the creation of a national Strategic Mineral Reserve similar in scope and operation to the federal government’s Strategic Petroleum Reserve.

Mr. Rosende retired from the U.S. Army in December of 2021 with over 37 years of service, after spending the last four plus years serving in a full-time capacity. After transitioning from the Army, he returned to work in the payments industry as a consultant, serving as President of Emerg-Int Group, which he founded in 2016. He served as Head of Cards & Payments for Hi Americas during the period of March to July 2022, an early wage access start-up firm and subsidiary of Hi-UK. Al also provided consulting services to Axyde Analytics, responsible for customer support for key clients during the period of August 2022 thru February 2023. Since January 2023, Al has served as a Senior Instructor for the Next Leadership Academy (since January 2023).

Mr. Rosende holds a BS in Business Administration from Nova Southeastern University, an MS in National Resource Strategy from the Eisenhower School of National Security and Resource Strategy of the National Defense University, and an MA from The George Washington University in Education and Human Development.

Douglas MacLellan

Douglas MacLellan, age 69, has provided management advice and counsel on: strategic planning, operational activities, corporate finance, economic policy, asset allocation and mergers & acquisitions throughout his professional career as a senior international business executive and as a member of the board of directors of numerous companies. He has helped raise over US$1 billion for development stage, start-up and mid-cap companies. In regard to U.S. publicly listed companies experience, Mr. MacLellan has over 25 years of public company board experience and 17 years of active audit committee chair experience that includes managing through difficult investigative matters. Mr. MacLellan is also a regular speaker at industry conferences and has been interviewed on various syndicated radio and television news programs in regard to his insights related to China business, selected industries and economic forecasts. MacLellan is also a co-founder of a NASDAQ listed green battery metals miner and recycler company.

Mr. MacLellan holds over 30 years of senior level international executive business experience primarily in the natural resources, pharmaceuticals, telecoms, software, consumer products and IT industries as well as in capital formation and capital markets for new and emerging technologies and companies. MacLellan has been a catalyst for the development and financing of global businesses in the United States and in the countries of: Bulgaria, Cambodia, Canada, Chile, China, Hungary, India, Korea, Madagascar, Vietnam and Russia. MacLellan’s career has had a contemporary focus on the mining, recycling and securitization of strategic materials and critical elements.

Mr. MacLellan’s board experience includes serving as an independent director and Chairman of the Compensation Committee of American Battery Technology Company (NASDAQ: ABAT) from October 2017 to February 2022. MacLellan also served as an independent director and Chairman of the Audit Committee of ChinaNet Online Holdings, Inc. (NASDAQ: CNET) a media development, advertising and communications company from November 2009 to December 2017. Mr. MacLellan also held various Board positions and was Chairman and chief executive officer at Radient Pharmaceuticals Corporation (OTCQB: RXPC), a vertically integrated specialty pharmaceutical company from September 1992 through April 2014.

Mr. MacLellan served as President and Chief Executive Officer for the MacLellan Group, an international financial advisory firm from March 1992 through January 2016. From August 2005 to May 2009, MacLellan was a co-founder and vice chairman at Ocean Smart, Inc., a Canadian based aquaculture company. From February 2002 to September 2006, Mr. MacLellan served as chairman and cofounder at Broadband Access MarketSpace, Ltd., a China based IT advisory firm, and was also a co-founder at Datalex Corp., a software and IT company specializing in mainframe applications, from February 1997 to May 2002. Mr. MacLellan was educated at the University of Southern California with a degree in economics and international relations.

Anthony Short

Anthony Short, 65, is an experienced public company director with over 30 years in the hard rock mining and oil and gas sectors, both internationally and within Australia. Mr. Short has a demonstrated history of working in the venture capital and private equity industries and has sound experience in corporate governance in both the public and private sectors. Mr. Short is skilled in investor relations, analytical skills, asset management, management, and corporate development. Additionally, Mr. Short is a strong business development professional and a proven business innovator, with commercial delivery of cutting-edge propriety mining technology developed in conjunction with AusIndustry and the University of Adelaide, South Australia.

Mr. Short has been the Chairman of Reforme Group since 2018 and the company now successfully operates the Frances Creek iron ore mine in the Northern Territory. Reforme, in conjunction with AusIndustry and the University of Adelaide, South Australia, has developed a ‘World-First’ ore sorting technology that allows low grade iron ore to be beneficiated to Direct Shipping Ore (DSO). Reforme holds the propriety technology rights for this beneficiation process and are now in talks with other industry groups who are interested in using this advanced technology to beneficiate their lower grade ore, making it amenable to offshore shipping. Reforme successfully entered into a working partnership with Anglo America in early 2020 which saw the first trial shipment of beneficiated ore leave Darwin Port in June 2021. Reforme, through their partnership with AusIndustry and the University of Adelaide, are commencing works on their second research and development project which is based on multiple commodity extraction from epithermal polymetallic Au, Ag, Co, Cu deposits. Reforme is a privately owned Australian company which is 30% owned by the Traditional Landowners. The company provides employment and upskilling opportunities to the local Northern Territory communities.

Additionally, Mr. Short is chairman and founder of the Nova Terra Institute. The Nova Terra Institute (“Nova Terra”) is an Australian research and development institute with a mission to address real-world problems by facilitating a synergistic collaboration between industry, academia, and other likeminded research organizations. By linking advanced science with practical applications, the not-for-profit aims to facilitate the creation of commercially viable solutions that address critical environmental concerns for the betterment of society and the protection of our planet. We foster collaboration and support the innovation efforts of Australian businesses and thought leaders, driving improvements in critical mineral recovery, mine waste rehabilitation, recycling, and renewable energy supplies.

Mr. Short is Chairman of Komodo Capital which is an Australian based, internationally focused corporate finance advisory firm which specializes in mergers and acquisitions. Komodo currently holds mandates with the Company to facilitate transactions in Australia.

Mr. Short holds a Bachelor of Physical Education and a Bachelor in Commerce from the University of Western Australia, a Graduate Diploma of Finance from Curtin University Western Australia, and is a member of the Australian Institute of Company Directors.

Michael Sander

Michael Sander, 61, has over thirty years of invaluable experience to the intersecting fields of technology, finance and real estate. As a seasoned strategist and investment professional, Mr. Sander has consistently demonstrated his ability to identify and capitalize on high-potential opportunities.

Throughout his career, Mr. Sander has played a pivotal role in closing numerous complex transactions, showcasing his talent for transforming promising ventures into tangible, value-added assets. His expertise spans multiple industries, encompassing various investment and ownership positions. Mr. Sander’s strength lies in his comprehensive understanding of the technology sector, coupled with his extensive experience in investment strategies, mergers and acquisitions, and sophisticated capital markets deal structuring. This unique combination of skills allows him to approach challenges with a multifaceted perspective, often uncovering innovative solutions where others see obstacles.

Mr. Sander acted as the Senior Managing Director at Sortis Capital from 2010 to 2016, where he focused on strategic planning and investor relations. Mr. Sander was then promoted to Managing Partner at Sortis Capital in 2022. Mr. Sander is currently a board advisor for Papaya Development, a real estate development and consulting company, and is also a current board member of TRILITY, a pharmaceutical manufacturing company.

Family Relationships

There are no family relationships among our executive officers and directors.

Election of Directors and Officers

All directors will hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our Company are appointed by our Board and hold office until their death, resignation or removal from office.

Involvement in Certain Legal Proceedings

During the past ten years, except as set forth above, none of our directors, executive officers, promoters, control persons, or nominees have been:

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

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2024 and 2023. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers; and

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended November 30, 2024 and 2023;

Name and Principal Position	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Cole	2023	-	-	496,833	496,833
Executive Chairman, Chief Financial Officer, Former President and Chief Executive Officer(1)	2024	-	-	-	-

Jeffrey W. Talley	2023	-	-	437,333	437,333
Former President and Chief Executive Officer of U.S. Minerals and Metals, Corporation(2)	2024	-	-	131,000	131,000

Alberto Rosende	2023	-	-	200,999	200,999
President and Chief Executive Officer(3)	2024	-	-	268,000	268,000

Ioanna Kallidou	2023	-	-	16,500	16,500)
Former President(4)	2024	-	-	-	-

(1) On December 11, 2023, Mr. Doug Cole resigned from the President and Chief Executive Officer roles of the Company but still maintains his roles as Executive Chairman and Chief Financial Officer.

(2) On December 11, 2023, Mr. Talley, was appointed as President and Chief Executive Officer of the Company. On August 23, 2024, the Company accepted Mr. Talley’s resignation as President and Executive Officer.

(3) On August 16, 2024, the Company appointed Mr. Alberto Rosende as Chief Executive Officer of the Company.

(4) Consists of a $35,000 salary and $14,000 bonus.

Agreements with Named Executive Officers

M2i and its subsidiaries entered into new agreements or amended existing agreements with its named executive officers. A summary of the compensation provided under such agreements is as follows:

1.	On December 1, 2022, Jeffrey W. Talley and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Talley agreed to serve as president and chief executive officer of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Talley is entitled to a consulting payment of $41,666.67 per month. His additional bonuses are determined by the Board of Directors. Mr. Talley resigned his positions as president and chief executive officer on August 23, 2024.

2.	On December 1, 2022, Douglas Cole and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Cole agreed to serve as executive chairman of U.S. Minerals Corporation until the agreement is terminated. Mr. Cole is entitled to a consulting payment of $41,666.67 per month. His additional bonuses are determined by the Board of Directors. On January 23, 2023, Douglas Cole and U.S. Minerals and Metals Corporation entered into a business development agreement where Mr. Cole agreed to serve as a Senior Strategic and Business Development Advisor for a term of 10 years to U.S. Minerals & Metals Corporation. For his services, Mr. Cole will receive, on January 2, 2024, and on the first business day of each year thereafter until and including the first business day of January 2033, 10,000,000 shares of the U.S. Minerals & Metals Corporation’s common stock, par value $.0001, as they may be adjusted from time to time on account of splits, consolidations, dividends and similar changes in exchange for a purchase price of $1,000.

3.	On March 1, 2023, Alberto Rosende and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Rosende agreed to serve Vice President of Operations of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $20,333.33 per month. His additional bonuses are determined by the Board of Directors. On August 16, 2024, Mr. Rosende entered into a consulting agreement where Mr. Rosende agreed to serve as president and chief executive officer of M2i Global, Inc. until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $41,666.67 per month.

4.	Pursuant to the Agreement and Plan of Merger, dated as of May 12, 2023, and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp., which is annexed hereto as exhibit 2.01 below, at the time of consummation of the merger, all shares of USMM were simultaneously converted into shares of M2i Global, Inc.’s common stock, and thus, any shares issued by USMM pursuant to the BDA or WSCA, as referenced above are now issued from M2i Global, Inc.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our executive officers, except that our executive officers may receive stock options at the discretion of our board of directors.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers during our fiscal year ended November 30, 2024.

Compensation Plans

As of November 30, 2024, we did not have an equity compensation plan in place.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of November 30, 2024:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Doug Cole		-	-	$-	-	-	-	-	-

Albert Rosende		-	-	$-	-	-	-	-	-

Compensation of Directors

The following compensation was provided to the directors of M2i who are not also named executive officers during the fiscal year ended November 30, 2024:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($) Total ($)
Douglas MacLellan	50,000	-	-	-	-	-
Anthony Short	40,000	-	-	-	-	-
Michael Sanders	20,000	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2024 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group and of our preferred stock. Except as otherwise indicated, the beneficial owners listed in the tables below possess the sole voting and dispositive power in regard to such shares and have an address of c/o M2i Global, Inc. 885 Tahoe Blvd. Incline Village, NV 89451. As of November 30, 2024 there were 581,704,525 shares of our Common Stock outstanding. As of November 30, 2024 there were 100,000 shares of preferred stock issued and outstanding.

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

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer*	16,013,334	(1)	3%
Jeffrey W. Talley, President & Chief Executive Officer, resigned on August 30, 2024*	0	(2)	*	%
Alberto Rosende, President & Chief Executive Officer, appointed on August 30, 2024*	0	(3)	*	%
Douglas MacLellan, Director	5,366,667		*	%
Anthony Short, Director	0	(4)	*	%
Michael Sander, Director	3,025,000		*	%
Lyons Capital LLC	61,999,000		11%
Directors, Executive Officers and 5% or more of Common Stock as a Group (7 persons)	86,404,0015		15%

*	Represents ownership of less than 1%
(1)	This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014 or Mr. Cole’s 100,000 shares of preferred stock. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.
(2)	This does not include 50,000,000 shares of Common Stock beneficially owned by The Talley Family Revocable Trust. Mr. Talley does not have any control over the trust, including no voting power and no power to dispose of the shares.
(3)	This does not include 18,000,000 shares of Common Stock beneficially owned by Rosende Quattro LLC of which Mr. Rosende is the managing member.
(4)	This does not include 25,000,000 shares of Common Stock beneficially owned by Reforme Group Investments PTYLTD, beneficially owned by Anthony Short

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

During May 2023, the Company’s former CEO, Ioanna Kallidou, forgave liabilities totaling $146,593 consisting of accrued payroll and a related party loan. As a result of the forgiveness, a contribution was recorded to additional paid in capital during May 2023. As of the fiscal year ended November 30, 2024, no balances were due to Ioanna Kallidou.

During the fiscal year ended November 30, 2023, the Company’s former CEO loaned the Company $8,319. The balance was unsecured, non-interest bearing, and did not have a maturity date. During May 2023, the loans, totaling $81,093, were forgiven.

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the fiscal year ended November 30, 2024, the Company incurred $524,000 in expenses related to the consulting agreement, of which $203,667 was repaid by the Company. At the fiscal year ended November 30, 2024, $393,000 remained unpaid under the agreement.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. This agreement replaced a former agreement wherein the consultant agreed to serve as Vice President-Operations for $22,333.33 per month, consisting of $20,833.33 in consulting fees and a $1,500 monthly allowance. During the fiscal year ended November 30, 2024, the Company incurred $353,333 in expenses related to the consulting agreement, of which $268,000 was repaid by the Company. At the fiscal year ended November 30, 2024, $85,833 remained unpaid under the agreement.

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. During the fiscal years ended November 30, 2024 and 2023, the Executive Chairman loaned the Company $127,500 and $600,000, respectively. During the fiscal year ended November 30, 2024, the Company repaid $691,500 to the CFO. At the fiscal years ended November 30, 2024 and 2023, the amount due to the Executive Chairman was $36,050 and $600,000, respectively. This loan is recorded as a related party loan on the balance sheet. During the fiscal years ended November 30, 2024 and 2023, the Company recorded accrued interest of $31,761 and $6,781, respectively. During the fiscal year ended November 30, 2024, the Company repaid $17,352 interest. At the fiscal year ended November 30, 2024, accrued interest payable due to the loans from the Executive Chairman totaled $21,190.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

TAAD, LLP (“TAAD”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2024.

Turner, Stone & Company, LLP (“Turner Stone”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2023.

The table below presents the aggregate fees billed for professional services rendered by Turner Stone and TAAD, LLP for the fiscal years ended November 30, 2024 and 2023.

Fees		2024	(1)*	2023	(2)
Audit Fees	$	[ ]		$70,500
Audit Related Fees		[ ]		-
Tax Fees		-		-
Other Fees		-		-
Total Fees	$	[ ]		$70,500

*At the time of the filing of this annual report on Form 10-K, the total fees billed for professional services by TAAD, LLP have not yet been determined.

(1)	Represents aggregate fees charged by TAAD, LLP for audit of the Company’s financial statements for the fiscal year ended November 30, 2024.
(2)	Represents aggregate fees charged by Turner Stone for audit of the Company’s financial statements for the fiscal year ended November 30, 2023 and for subsequent reviews of the Company’s financial statements for the quarters ending February 29, 2024, May 31, 2024, and August 31, 2024..

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

M2I GLOBAL, INC.

Date: February 27, 2025	By:	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Cole	Chief Financial Officer and Executive Chairman	February 27, 2025
Doug Cole	(Principal Financial Officer)

Signature	Title	Date

/s/ Alberto Rosende	Chief Executive Officer	February 27, 2025
Alberto Rosende	(Principal Executive Officer)

M2i GLOBAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

M2i Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of M2i Global, Inc. (the “Company”) as of November 30, 2024, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year in the period ended November 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and the results of its operations and its cash flows for the year in the period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, L.L.P.

We have served as the Company’s auditor since 2024.

Diamond Bar, California

February 27, 2025

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

/s/ Turner, Stone & Company, L.L.P.

We have served as the Company’s auditor from 2024 to 2024.

Dallas, Texas

April 16, 2024

M2i GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended
	November 30, 2024	November 30, 2023

Assets

Current assets
Cash	$80,281	$48,197
Prepaids and other current assets	5,139	-
Total current assets	85,420	48,197

TOTAL ASSETS	$85,420	$48,197

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,058,726	$175,047
Accounts payable and accrued expenses - related party	950,156	62,096
Convertible note, net of discount	270,000	250,000
Promissory Note	302,960	-
Related party loan	36,050	600,000
Total current liabilities	2,617,892	1,087,143

Total Liabilities	2,617,892	1,087,143

Commitments and contingencies
	-	-
Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 581,704,525 and 514,333,691 shares issued and outstanding at November 30, 2024 ended November 30, 2023, respectively	581,705	514,334
Treasury stock	(435,000)	(435,000)
Additional paid in capital	3,321,905	995,541
Accumulated (deficit)	(6,001,182)	(2,113,921)
Total stockholders’ (deficit)	(2,532,472)	(1,038,946)

Total liabilities and stockholders’ (deficit)	$85,420	$48,197

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	November 30, 2024	November 30, 2023

Revenue	$-	$3,400

Operating expenses
General and administrative	1,170,493	280,676
Legal and professional	2,624,628	1,586,705
Amortization	-	20,503
Impairment of assets	-	94,952
Total operating expenses	3,795,121	1,982,836

Loss from operations	(3,795,121)	(1,979,436)

Other expense
Interest expense	92,140	10,726
Total other expense	92,140	10,726

Net Loss	$(3,887,261)	$(1,990,162)

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	548,195,417	280,869,691

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For Years Ended November 30, 2024 and November 30, 2023

						Additional		Total
	Preferred Shares		Common Shares		Treasury	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at November 30, 2022	-	$-	7,105,357	$7,105	$-	$120,255	$(123,759)	$3,601

Shares issued for cash received	100,000	100	507,228,334	507,229	-	728,148	-	1,235,477

Purchase of treasury shares	-	-	-	-	(435,000)	-	-	(435,000)

Contribution from settlement of related party liabilities	-	-	-	-	-	146,593	-	146,593

Cash received for shasres to be issued	-	-	-	-	-	545	-	545

Net loss	-	-	-	-	-	-	(1,990,162)	(1,990,162)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares issued for cash received	-	$-	109,137,500	$109,138	$-	$1,918,347		2,027,485

Shares issued for contract agreements	-	$-	20,000,000	20,000	$-	(18,000)		2,000

Shares cancelled	-	$-	(61,766,666)	(61,767)	$-	55,617		-

Cash received for shares to be issued	-	-	-	-	-	370,400	-	370,400

Net loss	-	-	-	-	-	-	(3,887,261)	(3,887,261)

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	November 30, 2024	November 30, 2023

Cash flows from operating activities
Net loss	$(3,887,261)	$(1,990,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	20,000	-
Amortization	-	20,503
Impairment of assets	-	94,952
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(3,139)	13,767
Accounts payable and accrued expenses	883,679	233,182
Accounts payable and accrued expenses-Related Party	888,060	-
Accrued payroll - related party	-	16,500

Net cash used in operating activities	(2,098,661)	(1,611,258)

Cash flows from financing activities
Proceeds for issuance of common stock	2,026,880	1,235,477
Proceeds for convertible note, net	-	250,000
Cash received for shares to be issued	369,855	545
Treasury repurchase	-	(435,000)
Promissory Note	302,960	-
Payment for cancelled shares	(5,000)	-
Proceeds from related party loan	127,550	608,319
Payments on related party loan	(691,500)	-

Net cash provided by financing activities	2,130,745	1,659,341

Net increase in cash	$32,084	$48,083
Cash, beginning of period	48,197	114

Cash, end of period	$80,281	$48,197

Supplemental schedule for non-cash investing and financing activities
Contribution from settlement of related party liabilities	$-	$146,593
Original issue discount on convertible note	$25,000	$20,000

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

The Company was formerly engaged in developing mobile software applications for smartphones and table devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash (Note 9). Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate four key business units as set forth below:

●	M2i Mining, Processing & Refining: a business engaged in developing and supplying the U.S sanctioned value chain of critical metals;
●	M2i Scrap & Recycling: a business engaged in establishing a source of critical metals from scrap and recycling of metals; and
●	M2i Government and Defense Industrial Base: a business engaged in aligning M2i’s business with U.S. policy in terms of industry requirements and national interests.to facilitate participation in U.S. government programs such as the creation and management of a Strategic Minerals Reserve as an enhancement of the U.S. government’s National Defense Stockpile.

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

Note 2 – Going Concern

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the fiscal years ended November 30, 2024 and November 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Convertible Debt

In accordance with ASC 470 the Company records its convertible notes at the aggregate principal amount, less discount. The discount is amortized over the life of the underlying convertible note. The Company reviews convertible debt for potential bifurcation. At the fiscal years ended November 30, 2024 and 2023, there were no instruments which required bifurcation.

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

The Company had no additional dilutive securities outstanding at the fiscal years ended November 30, 2024 or November 30, 2023.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been repurchased after having been issued, are recorded at cost. Treasury stock are considered issued and outstanding for basic and diluted earnings (loss) per share computations.

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

Note 5 — Impairment of Intangible Assets

During the fiscal year ended November 30, 2023, as a result in the shift in the Company’s operations, as described in Note 1, the Company determined its intangible assets were impaired resulting in an impairment expense totaling $94,952. During the fiscal year ended November 30, 2024, the Company determined that there was no impairment of assets resulting in an impairment expense.

Note 6 – Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the fiscal years ended November 30, 2024, and 2022, assumes a statutory 21%, effective tax rate for federal income taxes.

	2024	2023
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	0%	0%
Valuation Allowance	-21%	-21%
	0%	0%

The Company had deferred income tax assets as of the fiscal years ended November 30, 2024, and 2023, as follows:

	2024	2023
Deferred Tax Assets
Net operating loss carryforwards	$1,270,500	$444,000
Temporary differences	-	-
Permanent differences	-	(1,000)
Valuation allowance	(1,270,500)	(443,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $816,300 and $417,000 in the fiscal years ended November 30, 2024, and 2023, respectively.

At the fiscal year ended November 30, 2024, the Company had approximately $6,050,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

At the fiscal year ended November 30, 2024, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended November 30, 2024, has not yet been filed.

Note 7 — Related Party Transactions

During May 2023, the Company’s former CEO forgave liabilities totaling $146,593, which consisted of $65,500 in accrued payroll and $81,093 in outstanding loans, which are further detailed in Note 8. As a result of the forgiveness, a contribution was recorded to additional paid in capital. As of November 30, 2024, no balances due to the Company’s former CEO were outstanding.

During the fiscal year ended November 30, 2024, the Company repurchased shares from the former CEO, as detailed in Note 9.

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the fiscal year ended November 30, 2024, the Company incurred $524,000 in expenses related to the consulting agreement, of which $203,000 was repaid by the Company. At the fiscal year ended November 30, 2024, $393,000 remained unpaid under the agreement.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the year ended November 30, 2024, the Company incurred $353,333 in expenses related to the consulting agreement, of which $268,000 was repaid by the Company. At the fiscal year ended November 30, 2024, $85,833 remained unpaid under the agreement.

The Company reimburses related party business expenses. During the fiscal year ended November 30, 2024, the Company incurred $100,132 related party business expenses. At the fiscal year ended November 30, 2024, the balance due to the Executive Chairman and CFO is $100,132.

The Company has a note payable agreement with the Executive Chairman, further detailed in Note 8.

Note 8 — Debt

Convertible Note Payable

On November 24, 2023, the Company entered into a 10 % convertible note payable agreement with proceeds totaling $250,000, net of an original issuance discount of $20,000. The note, which matures on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%. On November 22, 2024, the Company entered into an extension of this note payable from November 24, 2024 to May 24, 2025.

Notes Payable

During the fiscal year ended November 30, 2023, the Company’s former CEO loaned the Company $8,319, At November 30, 2022, the loan payable to the Company’s former CEO totaled $72,774. The balance was unsecured, non-interest bearing, and did not have a maturity date. During May 2023, the loans, totaling $81,093, were forgiven as detailed in Note 7.

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. During the fiscal years ended November 30, 2024 and 2023, the Executive Chairman loaned the Company $127,550 and $600,000, respectively. During the fiscal year ended November 30, 2024, the Company repaid $691,500 to the Executive Chairman. At the fiscal years ended November 30, 2024 and 2023, the amount due to the Executive Chairman was $36,050 and $600,000, respectively. This loan is recorded as a related party loan on the balance sheet. During the fiscal years ended November 30, 2024 and 2023, the Company recorded accrued interest of $31,761 and $6,781, respectively. During the fiscal year ended November 30, 2024, the Company repaid $17,352 interest. At the fiscal year ended November 30, 2024, accrued interest payable due to the loans from the Executive Chairman totaled $21,190.

During the fiscal year ended November 30, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 for the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025.

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

Shares Issued for Cash

During the fiscal year ended November 30, 2023, the Company exchanged 100,000 shares of Series A Super-Voting Preferred stock and 581,228,334 shares of common stock for proceeds totaling $1,235,477 and all outstanding shares of USMM common stock. As a result of the transaction, USMM became a wholly owned subsidiary of the Company (Note 1). Prior to the merger, USMM had no operations and at the time of the share exchange USMM had no assets or liabilities, other than cash. Accordingly, the transaction was accounted for as an asset acquisition.

During the fiscal year ended November 30, 2024, the Company received $2,364,255 for 123,487,500 shares of common stock. During the fiscal year ended November 30, 2024, 116,787,500 shares were issued with 6,700,000 shares to be issued.

Shares Issued for Contract Agreements

During the fiscal year ended November 30, 2024, the Company issued 20,000,000 shares per contract agreements with Komodo Capital and NT Minerals LTD (See Note 1 above) for future considerations. These shares were valued at $2,000.

Stock Repurchase/Cancellation

During the fiscal year ended November 30, 2023, the Company purchased 6,013,334 shares of common stock from the Company’s former CEO for $435,000. This transaction was recorded as Treasury Stock. As of November 30, 2024, the shares have not been retired.

During the fiscal year ended November 30, 2024, the Company repurchased and cancelled 50,000,000 shares of common stock owned by a shareholder for $5,000.

During the fiscal year ended November 30, 2024, the Company terminated two consultants which resulted in the cancellation of 11,500,000 shares pursuant to each of their consulting agreements. The Company paid $1,150 to the consultants and the shares were cancelled.

During the fiscal year ended November 30, 2024, the Company cancelled 266,666 shares which were issued in error in May 2023 for a value of $80,000.

During the fiscal year ended November 30, 2024, the Company accepted the resignation of the President and CEO and entered into an agreement with him. The President and CEO agreed to tender back to the Company 37,500,000 shares of Common Stock which are part of the shares issued to him in May 2023. These shares have not yet been cancelled.

Note 10 — Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Subsequent to the end of the fiscal November 30, 2024, the Company issued 28,700,000 shares of common stock for cash received totaling $472,400.

Subsequent to the end of the fiscal year November 30, 2024, the Company issued 2,250,000 shares of common stock for services.

Subsequent to the end of the fiscal year November 30, 2024, the Company received cash of $27,604 for issuance of 153,366 shares of common stock. These shares have not yet been issued.

