Form 10-Q
period 2025-02-28
M2i Global, Inc.
filed 2025-04-14
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of April 11, 2025 was 613,754,525.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28, 2025	November 30, 2024
	unaudited
Assets

Current assets
Cash	$21,929	$80,281
Prepaids and other current assets	97,046	5,139
Total current assets	118,975	85,420

TOTAL ASSETS	$118,975	$85,420

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,590,089	$1,058,726
Accounts payable and accrued expenses - related party	1,202,601	950,156
Loan payable - D&O insurance	70,317	-
Convertible note, net of discount	270,000	270,000
Promissory note	302,960	302,960
Related party loan	-	36,050
Total current liabilities	3,435,967	2,617,892

Total Liabilities	3,435,967	2,617,892

Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 612,654,525 and 581,704,525 shares issued and outstanding at February 28, 2025 and November 30, 2024, respectively	612,655	581,705
Treasury stock	(435,000)	(435,000)
Additional paid in capital	3,858,060	3,321,905
Accumulated earnings (deficit)	(7,352,807)	(6,001,182)
Total stockholders’ (deficit)	(3,316,992)	(2,532,472)

Total liabilities and stockholders’ (deficit)	$118,975	$85,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
		.
Revenue	$-	$-

Operating expenses
General and administrative	309,200	113,475
Legal and professional	1,028,635	561,710
Total operating expenses	1,337,835	675,185

Loss from operations	(1,337,835)	(675,185)

Other expense
Interest expense	13,790	23,915
Total other expense	13,790	23,915

Net Loss	$(1,351,625)	$(699,100)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	589,787,492	513,784,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

	Preferred Shares		Common Shares			Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Treasury Stock	Paid in Capital	Deficit	(Deficit) Equity

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

Shares issued for cash received	-	-	28,700,000	28,700	-	173,300	-	202,000
						.
Shares issued for services			2,250,000	2,250		335,250		337,500

Cash received for shares to be issued	-	-	-	-	-	27,605	-	27,605

Net loss	-	-	-	-	-	-	(1,351,625)	(1,351,625)

Balance at February 28, 2025	100,000	$100	612,654,525	$612,655	$(435,000)	$3,858,060	$(7,352,807)	$(3,316,992)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,540	$(2,113,921)	$(1,038,947)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)

Cash received for shares to be issued	-	-	-	-	-	551,450	-	551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 29, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,990	$(2,813,021)	$(1,191,597)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 29, 2025	February 29, 2024

Cash flows from operating activities
Net loss	$(1,351,625)	$(699,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	5,000
Shares issued for services	337,500	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(91,908)	(19,927)
Accounts payable and accrued expenses	531,363	123,106
Accounts payable and accrued expenses-related party	252,445	-

Net cash used in operating activities	(322,225)	(590,921)

Cash flows from investing activities
Purchase of intangible assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Cash received for shares to be issued	27,606	551,450
Cash received for shares issued	202,000	-
Paymnet for cancelled shares	-	(5,000)
Loan payable - D&O insurance	70,317	-
Repayment of related party loan	(36,050)	19,500

Net cash provided by financing activities	263,873	565,950

Net increase (decrease) in cash	$(58,352)	$(24,970)
Cash, beginning of period	80,281	48,197

Cash, end of period	$21,929	$23,226

Cash paid for interest	$-	$17,351

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

The Company was formerly engaged in developing mobile software applications for smartphones and tablet devices. During May 2023, the Company became the sole shareholder of U.S. Minerals and Metals Corp., a Nevada corporation (“USMM”) through the issuance of preferred and common shares for cash. Concurrently, the Company shifted its operations to specialization in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners. The Company’s vision is to develop and execute a complete global value supply chain for critical minerals for the United States government and certain trading partners of the United States. To implement this vision, the Company intends to operate three key business divisions as set forth below:

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

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the three months ended February 28, 2025 and year ended November 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had no additional dilutive securities outstanding at February 28, 2025 or February 29, 2024.

Treasury Stock

Treasury stock transactions shall be deemed to be those transactions carried out by the Company which involve shares of the Company that grant the right to acquire shares of the Company.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

During the three months ended February 28, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Note 5 — Equity Transactions

During the three months ended February 28, 2025, the Company received $229,606 cash for the issuance of 22,153,366 shares of common stock. There remains 153,366 shares of common stock to be issued.

During the three months ended February 28, 2025, the Company issued 28,700,000 shares of common stock for cash received of $472,400

During the three months ended February 28, 2025, the Company issued 2,250,000 shares of common stock for services rendered.

Note 6 – Accounts Payable and Accrued Expenses

During the three months ended February 28, 2025, the Company’s accounts payables and accrued expenses increased to $1,590,089 from $1,058,726 at the year ended November 30, 2024 for an increase of $531,363. The increase was due to the accrual of professional fees, accrued directors fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 7 — Related Party Transactions

During the three months ended February 28, 2025, the Company repaid $36,050 of the loan from the Company’s Executive Chairman. This loan is recorded as a related party loan on the balance sheet. At the periods ending February 28, 2025 and November 30 2024, the balance due to the Executive Chairman was $0 and $36,050, respectively. This loan has a 7% interest rate. During the three months ended February 28, 2025, the Company recorded $88 interest expense. At February 28, 2025, accrued interest payable due to the loan from the Executive Chairman totalled $21,278.

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the three months ended February 28, 2025, the Company incurred $131,001 in expenses related to the consulting agreement. At the three months ended February 28, 2025, $524,000 remained unpaid under the agreement.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the three months ended February 2, 2025, the Company incurred $131,001 in expenses related to the consulting agreement. At the three months ended February 28, 2025, $216,834 remained unpaid under the agreement.

The Company reimburses related party business expenses. During the three months ended February 28, 2025, the Company incurred $809 related party business expenses and paid $9,503 of previously recorded business expenses. At the three months ended February 28, 2025, the balance due to the Executive Chairman and CFO is $90,577.

Note 8 – Note Payable

During the three months ended February 28, 2025, the Company entered into a financing agreement for payment of D&O insurance. The total note is $102,953 for 10 months. During the three months ended February 28, 2025, the Company paid the downpayment of $15,058 and three monthly payments of $8,790 each. The note has an interest rate of 10.24%. At February 28, 2025, the remaining balance on the loan is $61,527.

During the fiscal year ended November 30, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 for the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025. During the three months ended February 28, 2025, the Company recorded $8,079 interest expense.

Note 9 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. The maturity date is November 30, 2024. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended February 28, 2025 and November 30, 2024, the net balance of the Convertible Note payable was $270,000 and $250,000, respectively. During the nine months ended February 28, 2025, the Company recorded $20,250 interest expense and $15,000 OID amortization which was recorded as interest expense.

Note 10 – Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Subsequent to the end of the fiscal quarter February 28, 2025, the Company issued 1,100,000 shares of common stock for cash received of $110,000.

Subsequent to the end of the fiscal quarter February 28, 2025, the Company received cash of $10,250 for the issuance of 10,250,000 shares of common stock. These shares have not yet been issued.

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

Recently Issued Accounting Pronouncements

Any new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) issued during the three months ended February 28, 2025 and through the filing of this report have been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At February 28, 2025, the Company had a cash balance of $21,929, as compared to a cash balance of $80,281 at November 30, 2024. The Company incurred negative cash flow from operations of $322,225 for the period ended February 28, 2025, as compared to negative cash flow from operations of $590,921 in the comparable prior year period. The decrease in negative cash flows from operations was primarily from an increase in accounts payable and accrued expenses. Cash flows from financing activities during the period ended February 28, 2025, totaled $263,873, as compared to cash flows from financing activities in the comparable prior year period of $565,950. The decrease in cash provided by financing activities is primarily the result of a decrease of $321,844 in proceeds from the sale of shares of common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three Months Ended February 28, 2025 and February 29, 2024

For the comparable three months ended February 28, 2025 and February 29, 2024, the Company’s revenues totaled $0. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended February 28, 2025, our operating expenses increased to $1,337,835 compared to $675,185 for the comparable period in 2024. The increase of $662,650 was primarily due to an increase in professional fees. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at February 28, 2025, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In our annual report for the year ended November 30, 2024, we identified the following material weaknesses which are still applicable:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2025, we received proceeds of $229,606 for the issuance of 22,153,366 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated April 14, 2025	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated April 14, 2025	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

