Form 10-Q
period 2025-05-31
M2i Global, Inc.
filed 2025-07-15
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of July 15, 2025 was 678,914,029.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2025	November 30,
	(unaudited)	2024

Assets

Current assets
Cash	$12,484	$80,281
Prepaids and other current assets	67,775	5,139
Total current assets	80,259	85,420

TOTAL ASSETS	$80,259	$85,420

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,890,094	$1,058,726
Accounts payable and accrued expenses - related party	1,332,135	950,156
Loan payable - D&O insurance	43,948	-
Convertible note, net of discount	270,000	270,000
Promissory note	302,960	302,960
Related party loan	-	36,050
Total current liabilities	3,839,137	2,617,892

Total Liabilities	3,839,137	2,617,892

Stockholders’ (deficit)

Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 661,585,702 and 581,704,525 shares issued and outstanding at May 31, 2025 ended November 30, 2024, respectively	661,586	581,705
Treasury stock	(435,000)	(435,000)
Additional paid in capital	4,486,385	3,321,905
Accumulated earnings (deficit)	(8,471,949)	(6,001,182)
Total stockholders’ (deficit)	(3,758,878)	(2,532,472)

Total liabilities and stockholders’ (deficit)	$80,259	$85,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
		.		.
Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	312,070	495,929	621,270	609,404
Legal and professional	792,405	852,883	1,821,040	1,414,593
Total operating expenses	1,104,475	1,348,812	2,442,310	2,023,997

Loss from operations	(1,104,475)	(1,348,812)	(2,442,310)	(2,023,997)

Other expense
Interest expense	14,667	25,778	28,457	49,693
Total other expense	14,667	25,778	28,457	49,693

Net Loss	$(1,119,142)	$(1,374,590)	$(2,470,767)	$(2,073,690)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	619,862,601	524,220,648	604,864,651	519,030,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Three and Six Months Ended May 31, 2025 and May 31, 2024

(Unaudited)

	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Total Stockholders Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

Shares issued for cash received	-	-	28,700,000	28,700	-	173,300	-	202,000

Shares issued for services	-	-	2,250,000	2,250		335,250		337,500

Cash received for shares to be issued	-	-	-	-	-	27,605	-	27,605

Net loss	-	-	-	-	-	-	(1,351,625)	(1,351,625)

Balance at February 28, 2025	100,000	$100	612,654,525	$612,655	$(435,000)	$3,858,060	$(7,352,807)	$(3,316,992)

Shares issued for cash	-	-	11,531,177	11,531	-	113,725	-	125,256

Shares issued for services	-	-	37,400,000	37,400	-	164,600	-	202,000

Cash received for shares to be issued	-	-	-	-	-	350,000	-	350,000

Net loss	-	-	-	-	-	-	(1,119,142)	(1,119,142)

Balance at May 31, 2025	100,000	$100	661,585,702	$661,586	$(435,000)	$4,486,385	$(8,471,949)	$(3,758,878)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)
							-
Cash received for shares to be issued	-	-	-	-	-	551,450		551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 28, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,991	$(2,813,021)	$(1,191,596)

Shares issued for cash	-	-	37,900,000	37,900	-	133,585	-	171,485

Shares to be purchased from shareholders	-	-	-	-	-	(1,150)	-	(1,150)

Cash received for shares to be issued	-	-	-	-	-	50,020	-	50,020

Net loss	-	-	-	-	-	-	(1,374,590)	(1,374,590)

Balance at May 31, 2024	100,000	$100	502,233,691	$502,234	$(435,000)	$1,774,446	$(4,187,611)	$(2,345,831)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 31, 2025	May 31, 2024

Cash flows from operating activities
Net loss	$(2,470,767)	$(2,073,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	10,000
Shares issued for services	539,500	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(62,636)	(18,753)
Accounts payable and accrued expenses	831,368	1,298,449
Accounts payable and accrued expenses-related party	381,978	-

Net cash used in operating activities	(780,557)	(783,994)

Cash flows from financing activities
Cash received for shares issued	354,862	722,935
Cash received for shares to be issued	350,000	50,020
Payment for cancelled shares	-	(6,150)
Loan payable - D&O insurance	43,948	127,500
Repayment of related party loan	(36,050)	(86,000)

Net cash provided by financing activities	712,760	808,305

Net increase (decrease) in cash	$(67,797)	$24,312
Cash, beginning of period	80,281	48,197

Cash, end of period	$12,484	$72,509

Cash paid for interest	$-	$17,532

Supplemental Disclosure of Non-Cash Financing Activities
Shares issued for services	$990,000	$-

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of suppling the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8,000,000 shares of common stock valued at $800 as part of this agreement.

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

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had limited revenues and incurred losses during the six months ended May 31, 2025 and year ended November 30, 2024 totaling $2,470,767 and $3,887,261, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company had no dilutive securities outstanding at May 31, 2025.

Deferred Stock-Based Compensation

Deferred stock-based compensation shall be deemed to be those transactions carried out by the Company which involve shares of the Company issued for future services.

Treasury Stock

Treasury stock transactions shall be deemed to be those transactions carried out by the Company which involve shares of the Company that grant the right to acquire shares of the Company.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

During the six months ended May 31, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

The Company is currently pre-revenue. The Company will recognize revenues in accordance with ASC 606.

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

Note 5 — Equity Transactions

During the six months ended May 31, 2025, the Company received $350,000 cash for the issuance of shares of preferred stock. The terms of the issuance have not yet been determined.

During the six months ended May 31, 2025, the Company issued 40,231,177 shares of common stock for cash received of $354,861.

During the six months ended May 31, 2025, the Company issued 29,650,000 shares of common stock for services rendered valued at $539,500.

During the six months ended May 31, 2025, the Company issued 10,000,000 shares of common stock for future services valued at $1,000,000. These shares were recorded as Deferred Stock-based compensation.

Note 6 – Accounts Payable and Accrued Expenses

During the six months ended May 31, 2025, the Company’s accounts payables and accrued expenses increased to $1,890,094 from $1,058,726 at the year ended November 30, 2024 for an increase of $831,368. The increase was due to the accrual of professional fees, accrued directors fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 7 — Related Party Transactions

During the six months ended May 31, 2025, the Company repaid $36,050 of the loan from the Company’s Executive Chairman. This loan is recorded as a related party loan on the balance sheet. At the periods ending May 31, 2025 and November 30, 2024, the balance due to the Executive Chairman was $0 and $36,050, respectively. This loan has a 7% interest rate. During the six months ended May 31, 2025, the Company recorded $88 interest expense. At May 31, 2025, accrued interest payable due to the loan from the Executive Chairman totaled $21,278.

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the six months ended May 31, 2025, the Company incurred $262,000 in expenses related to the consulting agreement. During the six months ended May 31, 2025, the Company did not pay any consultant fees to the Executive Chairman and CFO. At the six months ended May 31, 2025, $655,000 remained unpaid under the agreement.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the six months ended May 31, 2025, the Company incurred $262,000 in expenses related to the consulting agreement. During the six months ended May 31, 2025, the Company paid $46,000 consulting expense to the President and Chief Executive Officer. At the six months ended May 31, 2025, $301,834 remained unpaid under the agreement.

The Company reimburses related party business expenses. During the six months ended May 31, 2025, the Company incurred $5,830 related party business expenses and paid $106,194 which included all expenses owed to the Executive Chairman. At the six months ended May 31, 2025, the balance due to the Executive Chairman and CFO is $0.

During the six months ended May 31, 2025, the Company incurred $4,342 related party business expenses for the President and Chief Executive Officer. At the six months ended May 31, 2025, the balance due to the President and Chief Executive Officer is $4,342.

Note 8 – Note Payable

During the six months ended May 31, 2025, the Company entered into a financing agreement for payment of D&O insurance. The total note is $102,953 for 10 months. During the six months ended May 31, 2025, the Company paid the downpayment of $15,058 and five monthly payments of $8,790 each. The note has an interest rate of 10.24%. At May 31, 2025, the remaining balance on the loan is $43,948.

During the fiscal year ended November 30, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 in the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025. During the six months ended May 31, 2025, the Company recorded $14,273 interest expense.

Note 9 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. The maturity date is November 30, 2024. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended May 31, 2025 and November 30, 2024, the net balance of the Convertible Note payable was $270,000 and $270,000, respectively. During the six months ended May 31, 2025, the Company recorded $13,500 interest expense and $0 OID amortization.

Note 10 – Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Subsequent to the end of the fiscal six months ended May 31, 2025, the Company issued 17,300,000 shares of common stock for the value of $17,300 for advisory services.

Subsequent to the end of the fiscal six months ended May 31, 2025, the Company received cash of $1,225,000 for the issuance of shares of preferred stock. The details of the issuance of these shares have not yet been determined and the shares have not yet been issued.

Subsequent to the end of the fiscal six months ended May 31, 2025, the Company issued 28,327 shares of common stock for the value of $5,099 as part of the Reg A offering.

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of suppling the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8,000,000 shares of common stock valued at $800 as part of this agreement.

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

Recently Issued Accounting Pronouncements

Any new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) issued during the six months ended May 31, 2025 and through the filing of this report have been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Liquidity and Capital Resources

At May 31, 2025, the Company had a cash balance of $12,484 compared to a cash balance of $80,281 at November 30, 2024. The Company incurred negative cash flow from operations of $780,557 for the period ended May 31, 2025, as compared to negative cash flow from operations of $783,994 in the comparable prior year period. The decrease in negative cash flows from operations was primarily from an increase in accounts payable and accrued expenses – related parties offset by a decrease in accounts payable and accrued expenses. Cash flows from financing activities during the period ended May 31, 2025, totaled $712,760, as compared to cash flows from financing activities in the comparable prior year period of $803,305. The decrease in cash provided by financing activities is primarily the result of a decrease of $68,093 in proceeds from the sale of shares of common stock. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three and Six Months Ended May 31, 2025 and May 31, 2024

For the comparable three months ended May 31, 2025 and May 31, 2024, the Company’s revenues totaled $0. For the six months ended May 31, 2025 and May 31, 2024, the Company’s revenues totaled $0 and $3,400, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended May 31, 2025, our operating expenses decreased to $1,104,475 compared to $1,348,812 for the comparable period in 2024. The decrease of $244,337 was due to a decrease in professional fees and general and administrative expenses. For the six months ended May 31, 2025, our operating expenses increased to $2,442,310 compared to $2,023,997 for the comparable period in 2024. The increase of $418,313 was due to an increase in professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at May 31, 2025, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended May 31, 2025, we received proceeds of $872,256 for the issuance of 95,634,573 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated July 15, 2025	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated July 15, 2025	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

