Form 10-Q
period 2025-08-31
M2i Global, Inc.
filed 2025-10-15
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of October 15, 2025 was 707,213,947.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2025
	unaudited	November 30, 2024

Assets

Current assets
Cash	$243,929	$80,281
Prepaids and other current assets	166,937	5,139
Total current assets	410,867	85,420

TOTAL ASSETS	$410,867	$85,420

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,537,279	$1,058,726
Accounts payable and accrued expenses - related party	1,300,603	950,156
Loan payable - D&O insurance	17,579	-
Convertible note, net of discount	270,000	270,000
Promissory note	302,960	302,960
Related party loan	-	36,050
Total current liabilities	3,428,421	2,617,892

Total Liabilities	3,428,421	2,617,892

Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 691,528,945 and 581,704,525 shares issued and outstanding at August 31, 2025 ended November 30, 2024, respectively	691,529	581,705
Treasury stock	(435,000)	(435,000)
Additional paid in capital	6,956,393	3,321,905
Accumulated (deficit)	(10,230,576)	(6,001,182)
Total stockholders’ (deficit)	(3,017,554)	(2,532,472)

Total liabilities and stockholders’ (deficit)	$410,867	$85,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024

Operating expenses
General and administrative	404,872	188,079	1,026,142	797,483
Legal and professional	1,288,298	528,467	3,109,338	1,943,060
Total operating expenses	1,693,170	716,546	4,135,480	2,740,543

Loss from operations	(1,693,170)	(716,546)	(4,135,480)	(2,740,543)

Other expense
Interest expense	65,457	20,854	93,914	70,547
Total other expense	65,457	20,854	93,914	70,547

Net Loss	$(1,758,627)	$(737,400)	$(4,229,394)	$(2,811,090)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding – basic and dilutive	677,571,535	554,928,619	629,277,181	531,040,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Three and Nine Months Ended August 31, 2025 and August 31, 2024

(Unaudited)

								Total
	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

Shares issued for cash received	-	-	28,700,000	28,700	-	173,300	-	202,000

Shares issued for services	-	-	2,250,000	2,250		335,250		337,500

Cash received for shares to be issued	-	-	-	-	-	27,605	-	27,605

Net loss	-	-	-	-	-	-	(1,351,625)	(1,351,625)

Balance at February 28, 2025	100,000	$100	612,654,525	$612,655	$(435,000)	$3,858,060	$(7,352,807)	$(3,316,992)

Shares issued for cash	-	-	11,531,177	11,531	-	113,725	-	125,256

Shares issued for services	-	-	37,400,000	37,400	-	164,600	-	202,000

Cash received for shares to be issued	-	-	-	-	-	350,000	-	350,000

Net loss	-	-	-	-	-	-	(1,119,142)	(1,119,142)

Balance at May 31, 2025	100,000	$100	661,585,702	$661,586	$(435,000)	$4,486,385	$(8,471,949)	$(3,758,878)

Shares issued for cash	-	-	3,058,243	3,058	-	235,226	-	238,284

Shares issued for services	-	-	26,885,000	26,885	-	646,282	-	673,167

Cash received for shares to be issued	-	-	-	-	-	1,588,500	-	1,588,500

Net loss	-	-	-	-	-	-	(1,758,627)	(1,758,627)

Balance at August 31, 2025	100,000	$100	691,528,945	$691,529	$(435,000)	$6,956,393	$(10,230,576)	$(3,017,554)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares purchased from shareholder	-	-	(50,000,000)	(50,000)	-	45,000	-	(5,000)
							-
Cash received for shares to be issued	-	-	-	-	-	551,450		551,450

Net loss	-	-	-	-	-	-	(699,100)	(699,100)

Balance at February 29, 2024	100,000	$100	464,333,691	$464,334	$(435,000)	$1,591,991	$(2,813,021)	$(1,191,596)

Shares issued for cash	-	-	37,900,000	37,900	-	133,585	-	171,485

Shares to be purchased from shareholders	-	-	-	-	-	(1,150)	-	(1,150)

Cash received for shares to be issued	-	-	-	-	-	50,020	-	50,020

Net loss	-	-	-	-	-	-	(1,374,590)	(1,374,590)

Balance at May 31, 2024	100,000	$100	502,233,691	$502,234	$(435,000)	$1,774,446	$(4,187,611)	$(2,345,831)

Shares issued for cash	-	-	7,200,000	7,200	-	8,080	-	15,280

Shares issued for contracts	-	-	20,000,000	20,000	-	(18,000)	-	2,000

Shares cancelled	-	-	(11,766,666)	(11,767)	-	11,767	-	-

Cash received for shares to be issued	-	-	-	-	-	986,900	-	986,900

Net loss	-	-	-	-	-	-	(737,400)	(737,400)

Balance at August 31, 2024	100,000	$100	517,667,025	$517,667	$(435,000)	$2,763,193	$(4,925,011)	$(2,079,051)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2025	August 31, 2024

Cash flows from operating activities
Net loss	$(4,229,394)	$(2,811,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	15,000
Shares issued for services	1,173,018	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(161,798)	(17,292)
Accounts payable and accrued expenses	478,550	1,412,913
Accounts payable and accrued expenses-related party	350,447	-

Net cash used in operating activities	(2,389,177)	(1,400,469)

Cash flows from financing activities
Cash received for shares issued	632,795	739,140
Cash received for shares to be issued	1,938,500	1,034,845
Payment for cancelled shares	-	(5,000)
Loan payable - D&O insurance	17,579	-
Proceeds from related party loan		127,500
Repayment of related party loan	(36,050)	(516,000)

Net cash provided by financing activities	2,552,824	1,380,485

Net increase (decrease) in cash	$163,648	$(19,984)
Cash, beginning of period	80,281	48,197

Cash, end of period	$243,929	$28,213

Cash paid for interest	$-	$-

Supplemental disclosure of non-cash financing activities
Original issue discount on convertible note	$-	$25,000

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

On July 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) among the Company, Volato Group, Inc., a Delaware corporation (“Volato”), and Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, at the effective time of the merger, Merger Sub will be merged with and into the Company with the Company surviving as a wholly owned subsidiary of Volato. The Merger Agreement contains customary representations, warranties and covenants of the parties, and is subject to approval by the Company’s stockholders, approval by the holders of Volato’s Class A common stock, $0.0001 par value per share receipt of certain regulatory approvals and other customary closing conditions. The Company’s board of directors unanimously approved the Merger Agreement and determined that the Merger is advisable and in the best interests of the Company and its stockholders.

Note 2 – Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues and incurred losses during the nine months ended August 31, 2025 and 2024 totaling $4,229,394 and $2,811,090, respectively. In addition, the accumulated deficit amounted to $10,230,576 and 6,001,182 as of August 31, 2025 and November 30, 2024, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K on February 27, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company had no dilutive securities outstanding at August 31, 2025.

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

Recently Issued Accounting Standards

During the nine months ended August 31, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s condensed consolidated financial statements.

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

Note 5 — Equity Transactions

During the nine months ended August 31, 2025, the Company received $1,937,500 cash for the issuance of shares of Series B Convertible Preferred Shares. The terms of the issuance have not yet been determined and shares have not yet been issued. Upon issuance these Series B shares will be automatically converted into common shares. There was no change to the number of issued and outstanding Series A Preferred Shares.

During the nine months ended August 31, 2025, the Company issued 43,289,420 shares of common stock for cash received of $565,540.

During the nine months ended August 31, 2025, the Company issued 66,535,000 shares of common stock for services rendered valued at $1,212,667.

During the nine months ended August 31, 2025, the Company issued 10,000,000 shares of common stock for future services valued at $1,000,000. These shares were recorded as Deferred Stock-based compensation and the value of the shares is being amortized over three years. The value of the Deferred Stock-based compensation is an offset to Additional Paid in Capital.

As of the nine months ended August 31, 2025, the Company had issued shares valued at $22,056 for which funds had not yet been received. This subscription receivable is an offset to Additional Paid in Capital.

Note 6 – Accounts Payable and Accrued Expenses

During the nine months ended August 31, 2025, the Company’s accounts payables and accrued expenses increased to $1,537,279 from $1,058,726 at the year ended November 30, 2024 for an increase of $478,553. The increase was due to the accrual of professional fees, accrued directors fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 7 — Related Party Transactions

During the nine months ended August 31, 2025, the Company repaid $36,050 of the loan from the Company’s Executive Chairman. This loan is recorded as a related party loan on the balance sheet. At the periods ending August 31, 2025 and November 30, 2024, the balance due to the Executive Chairman was $0 and $36,050, respectively. This loan has a 7% interest rate. During the nine months ended August 31, 2025, the Company recorded $88 interest expense. At August 31, 2025, accrued interest payable due to the loan from the Executive Chairman totaled $21,278.

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the nine months ended August 31, 2025, the Company incurred $393,000 in expenses related to the consulting agreement. During the nine months ended August 31, 2025, the Company paid $288,667 in consultant fees to the Executive Chairman and CFO. As of the nine months ended August 31, 2025, $497,333 remained unpaid under the agreement. During the three months ended August 31, 2025, the Board of Directors approved the accruing of interest payable on the unpaid consultant fees retroactive to August 1, 2024. The total interest expense accrued following the Board approval was $37,906.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the nine months ended August 31, 2025, the Company incurred $393,000 in expenses related to the consulting agreement. During the nine months ended August 31, 2025, the Company paid $90,667 consulting expense to the President and Chief Executive Officer. As of the nine months ended August 31, 2025, $381,167 remained unpaid under the agreement. During the three months ended August 31, 2025, the Board of Directors approved the accruing of interest payable on the unpaid consultant fees retroactive to August 1, 2024. The total interest expense accrued following the Board approval was $13,237.

The Company reimburses related party business expenses. During the nine months ended August 31, 2025, the Company incurred $5,830 related party business expenses and paid $106,194 which included all expenses owed to the Executive Chairman. At the nine months ended August 31, 2025, the balance due to the Executive Chairman and CFO is $0.

During the nine months ended August 31, 2025, the Company incurred $4,342 related party business expenses and paid $4,342 which included all expenses owed to the President and Chief Executive Officer. At the nine months ended August 31, 2025, the balance due to the President and Chief Executive Officer is $0.

Note 8 – Note Payable

During the nine months ended August 31, 2025, the Company entered into a financing agreement for payment of D&O insurance. The total note is $102,953 for 10 months. During the nine months ended August 31, 2025, the Company paid the downpayment of $15,058 and eight monthly payments of $8,790 each. The note has an interest rate of 10.24%. At August 31, 2025, the remaining balance on the loan is $17,579.

During the fiscal year ended November 30, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 in the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025. During the nine months ended August 31, 2025, the Company recorded $20,467 interest expense.

Note 9 — Convertible Notes Payable

In November 2023, the Company executed a series of 10% Convertible Notes payable to an institutional investor in the aggregate principal amount of $1,080,000. The maturity date is November 30, 2024. Each of the four notes being in the amount of $270,000 and containing an original issue discount of $20,000 and legal fees of $10,000. On November 28, 2023, the Company received the first tranche amounting to $270,000 less $20,000 OID and $10,000 legal fees with a net receipt of $240,000. At the periods ended August 31, 2025 and November 30, 2024, the net balance of the Convertible Note payable was $270,000 and $270,000, respectively. During the nine months ended August 31, 2025, the Company recorded $20,250 interest expense and $0 OID amortization.

Note 10 – Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Subsequent to the end of the fiscal nine months ended August 31, 2025, the Company issued 5,700,000 shares of common stock for the value of $5,700 for advisory services.

Subsequent to the end of the fiscal nine months ended August 31, 2025, the Company received cash of $725,000 for the issuance of Series B Preferred Shares. The details of issuance of these shares have not yet been determined and the shares have not yet been issued. Upon issuance these Series B shares will be automatically converted into common shares.

Subsequent to the end of the fiscal nine months ended August 31, 2025, the Company issued 335,002 shares of common stock for the value of $58,800 as part of the Reg A offering.

Subsequent to the end of the fiscal nine months ended August 31, 2025, the Company received cash of $7,750 for the issuance of shares of common stock. The Company issued 9,650,000 shares of common stock for this cash received, for $1,000 of cash received in August and cash to be received of $900 for a total value of $9,650.

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

On June 30, 2024, the Company and NTM Minerals Limited (“NTM”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into an exclusive offtake agreement (the “Offtake Agreement”), in which NTM will provide for 88,000 tonnes of copper, currently valued at approximately $850 million. The Company is granted offtake rights r a maximum of 88,000 tonnes of copper that is sourced from the Redbank tenements in return for 12 million shares of the Company’s common stock. NTM shall receive additional payments for incremental resource increases or upgrades from the Redbank tenements. M2i retains the option to participate in production pre-funding opportunities.

On July 28, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) among the Company, Volato Group, Inc., a Delaware corporation (“Volato”), and Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, at the effective time of the merger, Merger Sub will be merged with and into the Company with the Company surviving as a wholly owned subsidiary of Volato. The Merger Agreement contains customary representations, warranties and covenants of the parties, and is subject to approval by the Company’s stockholders, approval by the holders of Volato’s Class A common stock, $0.0001 par value per share receipt of certain regulatory approvals and other customary closing conditions. The Company’s board of directors unanimously approved the Merger Agreement and determined that the Merger is advisable and in the best interests of the Company and its stockholders.

Recently Issued Accounting Pronouncements

Any new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) issued during the nine months ended August 31, 2025 and through the filing of this report have been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

All other new accounting pronouncements issued but not yet effective or adopted have been deemed not to be relevant to us, hence are not expected to have any impact once adopted.

Summary of Significant Accounting Policies

There have been no changes to the Summary of Significant Accounting Policies described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2025.

Liquidity and Capital Resources

At August 31, 2025, the Company had a cash balance of $243,929 compared to a cash balance of $80,281 at November 30, 2024. The Company incurred negative cash flow from operations of $2,389,177 for the period ended August 31, 2025, as compared to negative cash flow from operations of $1,400,469 in the comparable prior year period. The increase in negative cash flows from operations was primarily from an increase in net loss offset by accrued expenses – related parties; accounts payable and accrued expenses; and the value of shares issued for services. Cash flows from financing activities during the period ended August 31, 2025, totaled $2,552,824, as compared to cash flows from financing activities in the comparable prior year period of $1,380,485. The increase in cash provided by financing activities is the result of an increase of cash received for shares to be issued offset by a slight reduction in cash received for the issuance of common shares. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital in order to fund future operations.

Results of Operations

Comparison of the Three and Nine Months Ended August 31, 2025 and August 31, 2024

For the comparable three months ended August 31, 2025 and August 31, 2024, the Company’s revenues totaled $0. For the nine months ended August 31, 2025 and August 31, 2024, the Company’s revenues totaled $0 and $0, respectively. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended August 31, 2025, our operating expenses increased to $1,693,170 compared to $716,546 for the comparable period in 2024. The increase of $976,624 was due to an increase in professional fees and general and administrative expenses. For the nine months ended August 31, 2025, our operating expenses increased to $4,135,480 compared to $2,740,543 for the comparable period in 2024. The increase of $1,394,937 was due to an increase in professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: Our management carried out an evaluation of the effectiveness and design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the Exchange Act). Based on that evaluation, our Chief Executive Officer has concluded that, at August 31, 2025, such disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended August 31, 2025, we received proceeds of $565,540 for the issuance of 43,289,420 shares of common stock. Each of the purchasers of the shares represented to the Company that such purchaser is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated October 15, 2025	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer (Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated October 15, 2025	/s/ Doug Cole
Doug Cole Chief Financial Officer (Principal Financial Officer)

