Form 10-K
period 2025-11-30
M2i Global, Inc.
filed 2026-01-28
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

Registrant’s Telephone number, including area code: (775) 241-3116

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $ 65,545,476.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 716,336,438 common shares issued and outstanding as of January 28, 2026.

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

In the U.S., the Secretary of Interior pursuant to authority under the Energy Act of 2020, acting through the director of the U.S. Geological Survey, determines the list of critical minerals and materials. The final 2025 list of critical minerals includes the following 60 minerals: Aluminum, antimony, arsenic, barite, beryllium, bismuth, boron, cerium, cesium, chromium, cobalt, copper, dysprosium, erbium, europium, fluorspar, gadolinium, gallium, germanium, graphite, hafnium, holmium, indium, iridium, lanthanum, lead, lithium, lutetium, magnesium, manganese, metallurgical coal, neodymium, nickel, niobium, palladium, phosphate, platinum, potash, praseodymium, rhenium, rhodium, rubidium, ruthenium, samarium, scandium, silicon, silver, tantalum, tellurium, terbium, thulium, tin, titanium, tungsten, uranium, vanadium, ytterbium, yttrium, zinc, and zirconium.

The Energy Act of 2020 also requires the Secretary of Energy, acting through the Undersecretary for Science and Innovation, in conjunction with other departments, to determine the Critical Materials List. The Final 2023 Critical Materials list has 18, of which only two do not appear on the Critical Minerals List. The full list of critical materials includes aluminum, cobalt, copper, dysprosium, electrical steel* (grain-oriented electrical steel, non-grain-oriented electrical steel, and amorphous steel), fluorine, gallium, iridium, lithium, magnesium, natural graphite, neodymium, nickel, platinum, praseodymium, terbium, silicon, and silicon carbide* (asterisked materials are unique to the critical materials list).

The vital market for critical minerals and metals is the enabling component of the vital transition of the energy market. The infrastructure requirement for clean energy is dependent on the availability of the raw materials that these minerals represent.

The ability to generate, transmit, distribute, and store energy is at the center of all U.S. industrial capacity. Key examples that highlight the growing importance that critical minerals play in the increasing demand for energy are energy generation and storage, increase of Artificial Intelligence (AI), use, development and demand, data center expansion and cryptocurrency mining, among many other existing and developing industries.

Nickel, lithium, cobalt, and graphite are used in batteries. Rare-earth minerals such as neodymium and samarium are essential to the magnets necessary for turbines and electric motors. supported by copper, nickel, and rare earths, which are also required for the robust energy infrastructure, power distribution, and thermal management demanded by the increasing demand for energy. Additional essential minerals like aluminum and neodymium are critical for transmission lines, transformers, and high-efficiency motors. An unstable supply of these minerals threatens the ability to meet the continued growth of demand for energy.

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

5

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

M2i Mining, Processing, & Refining

The primary business purpose of M2i MPR is to develop and supply the value chain of critical metals needed by the U.S. and its free trade partners. M2i MPR will supply the 60 critical minerals, including the rare earth elements (“REE”) as defined by the U.S. Geologic Survey in 2025, as well as the 18 critical materials defined by the U.S. Department of Energy in 2023. These minerals will be sourced globally from mines adhering to ethical and sustainable extraction principles and guidelines.

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

Currently, we have entered into a strategic alliance (SA) with Reforme Group (“Reforme”), an Australian mining and recycling company (the “SA Agreement”) wherein Reforme and M2i will create an Australian proprietary limited company (“M2iAust”) to source and trade critical minerals and metals. It is currently anticipated that M2i and Reforme Group will each be equal shareholders in M2iAust. It is currently anticipated that the SA Agreement will enable us to capitalize on Reforme’s expertise in critical minerals. Reforme is an innovative Australian mining services, infrastructure, recycling, and renewables company with specialized expertise in the development of green and brown field mining projects with the demonstrated capability in end-to-end management of mine operations, processing, logistics and off-take negotiations.

The SA will play a pivotal role in advancing the critical minerals supply chain needed for innovation, industrial demands, and energy expansion. We expect that the SA will extract critical minerals from existing brownfield mines’ tailings utilizing a novel extraction technologies and process developed by Reforme. Reforme’s technology includes mine remediation methods to return the site to a state that would satisfy government and community concerns. It is anticipated that Reforme will grant M2iAust a right of first refusal to enter into offtake agreements with Reforme or its related corporate entities for any critical metals and strategic minerals extracted from mining tenements owned or controlled by Reforme. M2i will support the development of strategic resources by Reforme. Together, the companies will refer any third party off take opportunities in the Asia Pacific region for strategic resources to M2iAust. M2iAust will negotiate offtake agreements to secure offtake from Reforme and third parties for offtake which will be sold to M2i in subsequent offtake agreements. The SA has a term of 5 years unless agreed otherwise. By leveraging their combined expertise and resources, the partners intend to establish a more sustainable and efficient critical minerals ecosystem that fully aligns with the objectives outlined in the United States-Australian Climate, Critical Minerals, and Clean Energy Transformation Compact.

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

M2i Government and Defense Industrial Base

M2i Government and Defense Industrial Base (“DIB”) is the business unit established with the goals of aligning U.S. policy in terms of industry requirements and national interests. The cornerstone of the value proposition of M2i DIB is the creation and management of the Critical Minerals Reserve (“CMR”) to enable an uninterrupted supply of the most critical minerals and metals to mitigate the current and future vulnerabilities of this vital supply chain.

The ongoing liaison with selected members of the congressional contingent from Nevada will act to ensure that the CMR pilot retains the focus of each respective office. We expect that the conclusion of a successful pilot in 2026 will lead to the establishment of the second phase of the CMR, which is to build out the CMR to multiple locations, to ensure resilient supply chain of critical minerals to private sector industry organizations.

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

HOLDERS

As of January 28, 2026, there were approximately 474 stockholders of record holding 716,336,438 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of shares of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. Additionally, there are no redemption or sinking fund provisions applicable to our Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from our financial statements for the fiscal years ended November 30, 2025, and 2024. The financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Form 10-K. The financial statements contained elsewhere in this Form 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements because of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Form 10-K.

Results of Operations for the fiscal years ended November 30, 2025 and 2024:

Revenue

During the fiscal years ended November 30, 2025 and 2024 we generated no revenue.

Operating expenses

For the fiscal year ended November 30, 2025, operating expenses were $5,972,345, compared to $3,795,121 for the fiscal year ended November 30, 2025. Operating expenses consist primarily of general and administrative expenses and legal and professional fees incurred in connection with the operation of our business. The net increase of $2,177,224 in operating expenses was primarily a result of an increase in professional fees to implement the change in business as noted in Part I, Item 1 earlier in this document, an increase in marketing and investor relations expenses.

Net Loss

Our net loss for the fiscal years ended November 30, 2025 and 2024 was $6,492,569 and $3,887,261, respectively. The increase in net loss is because of the increase in operating expenses, discussed above, and an increase in interest expense and derivative liability.

Liquidity and Capital Resources and Cash Requirements

As of the fiscal year ended November 30, 2025, the Company had cash of $411,267 and $80,281 as of the fiscal year ended November 30, 2024, respectively. Furthermore, the Company had a working capital deficit of $7,047,969 and $2,532,472 as of the fiscal years ended November 30, 2025 and 2024, respectively. The increase in the working deficit is primarily because of the unissued stock liability and derivative liability.

During the fiscal year ended November 30, 2025, the Company used cash of $4,237,086 in operating activities compared to cash of $2,098,661 in operating activities during the fiscal year ended November 30, 2024. The increase in cash used in operating activities was the result of an increase in net loss, offset by an increase in accounts payable and accounts payable-related party.

During the fiscal years ended November 30, 2025 and 2024, the Company had no cash flows from investing activities.

During the fiscal year ended November 30, 2025, the Company generated cash of $4,568,072 from financing activities which was from the sale of common stock issued totaling $764,582, proceeds for common stock to be issued totaling $5,000, proceeds from the unissued stock liability totaling $4,137,500 offset by the payment of a promissory note of $302,960 and related party loan of $36,050. During the fiscal year ended November 30, 2024, the Company generated cash of $2,130,745 from financing activities which came from a net decrease in the related-party loan of $563,950 and proceeds from sale of common stock of $2,396,735 offset by repurchase of common stock of $5,000 and a promissory note for $302,960.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal year ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangement

During the fiscal year ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Committees of the Board

During the fiscal year ended November 30, 2025, the Company appointed Douglas MacLellan as chairman of the audit committee. The Company has not yet organized a compensation committee or nomination of governance committee of the board of directors.

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

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal years ended November 30, 2025 and 2024, respectively. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers; and

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the fiscal years ended November 30, 2025 and 2024;

Name and Principal Position	Year	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Cole	2024	-	-	524,000	524,000
Executive Chairman, Chief Financial Officer, Former President and Chief Executive Officer(1)	2025	-	-	524,000	524,000

Jeffrey W. Talley	2024	-	-	279,914	279,814
Former President and Chief Executive Officer of U.S. Minerals and Metals, Corporation(2)	2025	-	-	-	-

Alberto Rosende	2024	-	-	353,333	353,333
President and Chief Executive Officer(3)	2025	-	-	524,000	524,000

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

(3) On August 16, 2024, the Company appointed Mr. Alberto Rosende as Chief Executive Officer of the Company.

Agreements with Named Executive Officers

M2i and its subsidiaries entered into new agreements or amended existing agreements with its named executive officers. A summary of the compensation provided under such agreements is as follows:

1.	On December 1, 2022, Jeffrey W. Talley and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Talley agreed to serve as president and chief executive officer of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Talley is entitled to a consulting payment of $43,666.67 per month. His additional bonuses are determined by the Board of Directors. Mr. Talley resigned his positions as president and chief executive officer on August 23, 2024.

2.	On December 1, 2022, Douglas Cole and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Cole agreed to serve as executive chairman of U.S. Minerals Corporation until the agreement is terminated. Mr. Cole is entitled to a consulting payment of $43,666.67 per month. His additional bonuses are determined by the Board of Directors. On January 23, 2023, Douglas Cole and U.S. Minerals and Metals Corporation entered into a business development agreement where Mr. Cole agreed to serve as a Senior Strategic and Business Development Advisor for a term of 10 years to U.S. Minerals & Metals Corporation. For his services, Mr. Cole will receive, on January 2, 2024, and on the first business day of each year thereafter until and including the first business day of January 2033, 10,000,000 shares of the U.S. Minerals & Metals Corporation’s common stock, par value $.0001, as they may be adjusted from time to time on account of splits, consolidations, dividends and similar changes in exchange for a purchase price of $1,000.

3.	On March 1, 2023, Alberto Rosende and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Rosende agreed to serve Vice President of Operations of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $20,333.33 per month. His additional bonuses are determined by the Board of Directors. On August 16, 2024, Mr. Rosende entered into a consulting agreement where Mr. Rosende agreed to serve as president and chief executive officer of M2i Global, Inc. until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $43,666.67 per month. On November 28, 2025, the Board of Directors increased Mr. Rosende’s monthly consulting payment to $54,166.67 beginning December 1, 2025.

4.	Pursuant to the Agreement and Plan of Merger, dated as of May 12, 2023, and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp., which is annexed hereto as exhibit 2.01 below, at the time of consummation of the merger, all shares of USMM were simultaneously converted into shares of M2i Global, Inc.’s common stock, and thus, any shares issued by USMM pursuant to the BDA or WSCA, as referenced above are now issued from M2i Global, Inc.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our executive officers, except that our executive officers may receive stock options at the discretion of our board of directors.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers during our fiscal year ended November 30, 2025.

Compensation Plans

As of November 30, 2025, we did not have an equity compensation plan in place.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards as of November 30, 2025.

Compensation of Directors

The following compensation was provided to the directors of M2i who are not also named executive officers during the fiscal year ended November 30, 2025:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($) Total ($)
Douglas MacLellan	120,000	-	-	-	-	-
Anthony Short	120,000	-	-	-	-	-
Michael Sanders	120,000	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of November 30, 2025 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group and of our preferred stock. Except as otherwise indicated, the beneficial owners listed in the tables below possess the sole voting and dispositive power in regard to such shares and have an address of c/o M2i Global, Inc. 885 Tahoe Blvd. Incline Village, NV 89451. As of November 30, 2025 there were 712,645,059 shares of Common Stock outstanding. As of November 30, 2025 there were 100,000 shares of preferred stock issued and outstanding.

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

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer*	17,913,334	(1)	3%
Jeffrey W. Talley, President & Chief Executive Officer, resigned on August 30, 2024*	0	(2)	*	%
Alberto Rosende, President & Chief Executive Officer, appointed on August 30, 2024*	0	(3)	*	%
Douglas MacLellan, Director	5,366,667		*	%
Anthony Short, Director	0		*	%
Michael Sander, Director	3,025,000		*	%
Lyons Capital LLC	59,999,000		9%
Directors, Executive Officers and 5% or more of Common Stock as a Group (7 persons)	86,304,001		12%

*	Represents ownership of less than 1%
(1)	This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014 or Mr. Cole’s 100,000 shares of preferred stock. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.
(2)	This does not include 50,000,000 shares of Common Stock beneficially owned by The Talley Family Revocable Trust. Mr. Talley does not have any control over the trust, including no voting power and no power to dispose of the shares.
(3)	This does not include 18,000,000 shares of Common Stock beneficially owned by Rosende Quattro LLC of which Mr. Rosende is the managing member.

Beneficial Ownership of Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer	100,000	(1)	100%
Directors and Executive Officers as a Group (1 person)	100,000		100%

(1)	Mr. Cole holds 100,000 shares of preferred stock. This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the fiscal year ended November 30, 2025, the Company incurred $524,000 in expenses related to the consulting agreement. During the year ended November 30, 2025, the Company paid $569,668. At the year ended November 30, 2025, $505,499 remained unpaid under the agreement. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the year ended November 30, 2025 was $62,708.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. This agreement replaced a former agreement wherein the consultant agreed to serve as Vice President-Operations for $22,333.33 per month, consisting of $20,833.33 in consulting fees and a $1,500 monthly allowance. During the fiscal year ended November 30, 2025, the Company incurred $524,000 in expenses related to the consulting agreement. During the year ended November 30, 2025, the Company paid $482,333. At the fiscal year ended November 30, 2025, $119,501 remained unpaid under the agreement. On November 28, 2025, the Board of Directors amended the terms of the consulting agreement to a monthly consulting fee of $54,167 effective December 1, 2025. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the year ended November 30, 2025 was $18,230.

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. During the fiscal years ended November 30, 2025 and 2024, the Executive Chairman loaned the Company $0 and $127,500, respectively. During the fiscal year ended November 30, 2025, the Company repaid $36.050. At the fiscal years ended November 30, 2025 and 2024, the amount due to the Executive Chairman was $0 and $36.050, respectively. This loan is recorded as a related party loan on the balance sheet. During the fiscal years ended November 30, 2025 and 2024, the Company recorded accrued interest of $17,352 and $31,761, respectively. At the fiscal year ended November 30, 2025, accrued interest payable due to the loans from the Executive Chairman totaled $38,542.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

TAAD, LLP (“TAAD”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2025.

Turner, Stone & Company, LLP (“Turner Stone”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2023.

The table below presents the aggregate fees billed for professional services rendered by Turner Stone and TAAD, LLP for the fiscal years ended November 30, 2025 and 2024.

Fees	2025	(1)*	2024	(2)
Audit Fees	$76,358		$91,980
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$76,358		$91,980

*At the time of the filing of this annual report on Form 10-K, the total fees billed for professional services by TAAD, LLP have not yet been determined.

(1)	Represents aggregate fees charged by TAAD, LLP for audit of the Company’s financial statements for the fiscal year ended November 30, 2025.
(2)	Represents aggregate fees charged by TAAD. LLP for the audit of the Company’s financial statements for the fiscal year ended November 30, 2025 as well as the aggregate fees charged by Turner Stone for audit of the Company’s financial statements for the fiscal year ended November 30, 2023 and for subsequent reviews of the Company’s financial statements for the quarters ending February 29, 2024, May 31, 2024, and August 31, 2024 as well as review of financials included in the S-1 filings..

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

M2I GLOBAL, INC.

Date: January 28, 2026	By:	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Cole	Chief Financial Officer and Executive Chairman	January 28, 2026
Doug Cole	(Principal Financial Officer)

Signature	Title	Date

/s/ Alberto Rosende	Chief Executive Officer	January 28, 2026
Alberto Rosende	(Principal Executive Officer)

M2i GLOBAL, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of M2i Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M2i Global, Inc. (the Company) as of November 30, 2025 and 2024, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended November, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, LLP

We have served as the Company’s auditor since 2024.

Diamond Bar, California

January 28, 2026

M2i GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended
	November 30, 2025	November 30, 2024

Assets

Current assets
Cash	$411,267	$80,281
Prepaids and other current assets	76,716	5,139
Total current assets	487,983	85,420

TOTAL ASSETS	$487,983	$85,420

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$883,604	$598,725
Accounts payable and accrued expenses - related party	1,863,409	1,410,157
Convertible note, net of discount	270,000	270,000
Derivative liability	381,439	-
Unissued stock liability	4,137,500	-
Promissory note	-	302,960
Related party loan	-	36,050
Total current liabilities	7,535,952	2,617,892

Total Liabilities	7,535,952	2,617,892

Commitments and contingencies
	-	-
Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 712,645,059 and 581,704,525 shares issued and outstanding at November 30, 2025 ended November 30, 2024, respectively	712,645	581,705
Treasury stock	(435,000)	(435,000)
Additional paid in capital	5,168,037	3,321,905
Accumulated (deficit)	(12,493,751)	(6,001,182)
Total stockholders’ (deficit)	(7,047,969)	(2,532,472)

Total liabilities and stockholders’ (deficit)	$487,983	$85,420

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	November 30, 2025	November 30, 2024

Operating expenses
General and administrative	1,447,995	1,170,493
Legal and professional	4,524,350	2,624,628
Total operating expenses	5,972,345	3,795,121

Loss from operations	(5,972,345)	(3,795,121)

Other income (expense)
Gain (loss) on derivative liability	(381,439)	-
Other expense	(4,027)	-
Interest expense	(134,758)	(92,140)
Total other expense	(520,224)	(92,140)

Net Loss	$(6,492,569)	$(3,887,261)

Loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	647,803,506	548,195,417

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For Years Ended November 30, 2025 and November 30, 2024

	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)
Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares issued for cash received	-	-	109,137,500	109,138	-	1,918,347	-	2,027,485

Shares issued for contract agreements	-	-	20,000,000	20,000	-	(18,000)	-	2,000

Shares cancelled	-	-	(61,766,666)	(61,767)	-	55,617	-	(6,150)

Cash received for shares to be issued	-	-	-	-	-	370,400	-	370,400

Net loss	-	-	-	-	-	-	(3,887,261)	(3,887,261)

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

Shares issued for cash received	-	-	102,578,206	102,578	-	662,004		764,582

Shares issued for services	-	-	28,362,328	28,362	-	1,179,128		1,207,490

Cash received for shares to be issued	-	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	-	(6,492,569)	(6,492,569)

Balance at November 30, 2025	100,000	$100	712,645,059	$712,645	$(435,000)	$5,168,037	$(12,493,751)	$(7,047,969)

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	November 30, 2025	November 30, 2024

Cash flows from operating activities
Net loss	$(6,492,569)	$(3,887,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	20,000
Shares issued for services	1,207,490	-
(Gain) loss from derivative liability	381,439	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(71,577)	(3,139)
Accounts payable and accrued expenses	284,879	423,678
Accounts payable and accrued expenses-Related Party	453,252	1,348,061
Accrued payroll - related party	-	-

Net cash used in operating activities	(4,237,086)	(2,098,661)

Cash flows from financing activities
Proceeds for issuance of common stock	764,582	2,026,880
Proceeds from common stock issuable	5,000	369,855
Proceeds from unissued stock liability	4,137,500	-
Promissory note	-	302,960
Payment of promissory Note	(302,960)	-
Payment for cancelled shares	-	(5,000)
Proceeds from related party loan	-	127,550
Payments on related party loan	(36,050)	(691,500)

Net cash provided by financing activities	4,568,072	2,130,745

Net increase (decrease) in cash	$330,986	$32,084
Cash, beginning of period	80,281	48,197

Cash, end of period	$411,267	$80,281

Cash paid for income taxes	$-	$-
Cash paid for interest	-	$-

Supplemental schedule for non-cash investing and financing activities
Original issue discount on convertible note	$-	$20,000

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

On July 28, 2025, Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) among the Company, Volato Group, Inc., a Delaware corporation (“Volato”), and Volato Merger Subsidiary, Inc., a Nevada corporation and wholly-owned subsidiary of Volato (“Merger Sub”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, at the effective time of the merger, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Volato. The Merger Agreement contains customary representations, warranties and covenants of the parties, and is subject to approval by the Company’s stockholders, approval by the holders of Volato’s Class A common stock, $0.0001 par value per share (“Volato Common Stock”) receipt of certain regulatory approvals and other customary closing conditions. The Company’s board of directors unanimously approved the Merger Agreement and determined that the Merger is advisable and in the best interests of the Company and its stockholders.

Note 2 — Going Concern

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues and incurred losses during the fiscal years ended November 30, 2025 and November 30, 2024 totaling $6,492,569 and $3,887,261, respectively and accumulated deficit amounted to $12,493,751 and $6,001,182 as of November 30, 2025 and 2024, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Makers (“CODMs”) have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the total assets and net loss of Company as a whole to make decisions about allocating resources and assessing financial performances. The key measure of segment loss reviewed by the CODMs are the operating expenses.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

Described below are the three levels of input that may be used to measure fair value:

Level 1 – Quoted market prices in active markets for identical assets or liabilities.

Level 2 – Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3 – Unobservable inputs that are used when little or no market data is available.

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, the Company’s derivation liability as of years ending November 30, 2025, and 2024, were $381,439 and $0, respectively and measure on Level 3 inputs.

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

The Company had no additional dilutive securities outstanding at the fiscal years ended November 30, 2025 or November 30, 2024.

Treasury Stock

Treasury stock, representing shares of the Company’s common stock that have been repurchased after having been issued, are recorded at cost. Treasury stock is considered issued and outstanding for basic and diluted earnings (loss) per share computations.

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

In November 2024, the FASB issued Accounting Standards Update (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Note 5 — Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the fiscal years ended November 30, 2025, and 2024, assumes a statutory 21%, effective tax rate for federal income taxes.

	2025	2024
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	0%	0%
Valuation Allowance	-21%	-21%
	0%	0%

The Company had deferred income tax assets as of the fiscal years ended November 30, 2025, and 2024, as follows:

	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$2,179,800	$1,270,500
Temporary differences	-	-
Permanent differences	-	-
Valuation allowance	(2,179,800)	(1,270,500)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $1,363,400 and $816,300 in the fiscal years ended November 30, 2025, and 2024, respectively.

At the fiscal year ended November 30, 2025, the Company had approximately $10,380,000 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

At the fiscal year ended November 30, 2025, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended November 30, 2025, has not yet been filed.

Note 6 — Related Party Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the fiscal year ended November 30, 2025, the Company incurred $524,000 in expenses related to the consulting agreement. During the year ended November 30, 2025, the Company paid $569,668. At the year ended November 30, 2025, $505,499 remained unpaid under the agreement. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the year ended November 30, 2025 was $45,480.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. This agreement replaced a former agreement wherein the consultant agreed to serve as Vice President-Operations for $22,333.33 per month, consisting of $20,833.33 in consulting fees and a $1,500 monthly allowance. During the fiscal year ended November 30, 2025, the Company incurred $524,000 in expenses related to the consulting agreement. During the year ended November 30, 2025, the Company paid $483,333. At the fiscal year ended November 30, 2025, $119,501 remained unpaid under the agreement. On November 28, 2025, the Board of Directors amended the terms of the consulting agreement to a monthly consulting fee of $54,167 effective December 1, 2025. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the year ended November 30, 2025 was $18,230.

The Company has a note payable agreement with the Executive Chairman, further detailed in Note 8.

Under the terms of agreements with the Company’s directors, the Company is obligated to compensate each of them $10,000 per month. During the fiscal year ended November 30, 2025, the Company incurred $360,000 in expenses related to director agreements. During the year ended November 30, 2025, the Company paid $40,000. At the fiscal year ended November 30, 2025, $430,000 remained unpaid to all directors.

As of November 30, 2025, the Company has an account payable to a vendor, who is a more than 5% beneficial owner, in an amount of $350,000. The Company also have an account payable to a vendor, which is controlled by the Executive Chairman, in an amount of $350,000.

Note 7 — Unissued Share Liability

During the fiscal year ended November 30, 2025, the Company received $4,137,500 for the issuance of shares of Series B Convertible Preferred Shares. Since the terms of this issuance of the Series B Convertible Preferred Shares have not been determined, the value of the cash is recorded as a liability,

Note 8 — Debt

Convertible Note Payable

On November 24, 2023, the Company entered into a 10 % convertible note payable agreement with proceeds totaling $250,000, net of an original issuance discount of $20,000. The note, which matures on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%. On November 22, 2024, the Company entered into an extension of this note payable from November 24, 2024 to May 24, 2025. On May 23, 2025, the Company entered into an extension of this note payable from May 24, 2025 to December 31, 2025. The Company has a supplemental note with the note holder. Conversion features will not be exercised prior to November 28, 2025.

During the fiscal years ending November 30, 2025 and 2024, the Company accrued $27,000, respectively. At the end of fiscal year ending November 30, 2025, the accrued interest payable due on this loan is $54,000.

Notes Payable

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. During the fiscal years ended November 30, 2025 and 2024, the Executive Chairman loaned the Company $0 and $127,500, respectively. During the fiscal year ended November 30, 2025, the Company repaid $36,050 to the Executive Chairman. At the fiscal years ended November 30, 2025 and 2024, the amount due to the Executive Chairman was $0 and $36,050, respectively. This loan is recorded as a related party loan on the balance sheet. During the fiscal years ended November 30, 2025 and 2024, the Company recorded accrued interest of $17,229 and $31,761, respectively. At the fiscal year ended November 30, 2025, accrued interest payable due to the loans from the Executive Chairman totaled $38,542.

During the fiscal year ended November 30, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 for the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025. During the fiscal year ended November 30, 2025, the note and accrued interest were repaid.

During the fiscal year ended November 30, 2025, the Company entered into a financing agreement for payment of D&O insurance. The total note is $102,953 for 10 months. During the fiscal year ended November 30, 2025, the Company paid a downpayment of $15,058 and ten monthly payments of $8,790 each. The note has an interest rate of 10.24%. At November 30, 2025, the remaining balance on the loan is $0.

 Note 9 — Derivative Valuation

During the year ended November 30, 2024, the Company issued a convertible note (see Footnote 8). The conversion terms of the convertible note are based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the exercise terms of the conversion feature becoming available on November 28, 2025, the conversion features in the note met the definition of a derivative and required bifurcation and liability classification at fair value. The fair value of the derivative liability as of the first day of the fourth quarter is $641,447 and was recorded as loss on derivative liability. At the end of the fiscal year ended November 30, 2025, the fair value of the derivative increased by $260,008 which was recorded as a gain on derivative liability. The Company estimates the fair value of convertible note using a Morte Carlos simulation.

During the year ended November 30, 2025, the Company had the following activity in the derivative liability account:

Derivative liability at December 1, 2024	$-
Initial recognition of derivative liability	641,447
(Gain) loss on change in fair value	(260,008)
Derivative liability at November 30, 2025	$381,439

A summary of quantitative information with respect to valuation methodology and significant unobservable income used for the Company’s derivative liability that are categorized within Level 3 of fair value hierarchy for the year ended November 30, 2025 is as follows:

Stock price at valuation date	$0.10-0.11
Risk free interest rate	4.05%-4.15%
Stock volatility factor	200%
Contractual terms (in years)	0.08 – 0.33

Note 10 — Stockholders’ Equity (Deficit)

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

Shares Issued for Cash

During the fiscal year ended November 30, 2025, the Company issued 102,578,206 shares of common stock for cash received of $764,582.

Shares Issued for Services

During the fiscal year ended November 30, 2025, the Company issued 28,362,328 of common stock for services rendered by consultants. The total value of these shares was $1,207,490.

During the fiscal year ended November 30, 2024, the Company issued 10,000,000 shares of common stock issued for future services valued at $1,000,000. These shares were recorded as deferred stock-based compensation and the value of the shares is being amortized over three years. The value of the deferred stock-based compensation is an offset to additional paid-in capital. During the year ended November 30, 2025, total amounts of $166,667 consulting services are recognized and deducted from deferred stock-based compensation. At the fiscal year ended November 30, 2025, the deferred stock-based compensation balance was $833,333.

Share Cancellation

During the fiscal year ended November 30, 2024, the Company accepted the resignation of the President and CEO and entered into an agreement with him. The President and CEO agreed to tender back to the Company 37,500,000 shares of Common Stock which are part of the shares issued to him in May 2023. These shares have not yet been cancelled.

Shares to be Issued

During the fiscal years ended November 30, 2025 and 2024, the Company received $5,000 and $370,400, respectively, for shares to be issued and was recorded as additional paid-in capital

Subscription Receivable

As of November 30, 2025, the Company had $53,785 recorded as subscription receivable for shares issued for which funds have not yet been received. This is accounted as an offset to additional paid-in capital.

Note 11 — Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment considerations.

Subsequent to the fiscal year ended November 30, 2025, the Company issued 2,648,689 shares of common stock for cash received totaling $317,933.

Subsequent to the fiscal year ended November 30, 2025, the holder of the convertible note (See Footnote 8 above) converted $40,000 principal and $8,241 of accrued interest into 1,042,690 shares of common stock.

Subsequent to the fiscal year ended November 30, 2025, the Company received cash of $356,000 for the issuance of 4,550,000 shares of common stock. These shares have not been issued.

Subsequent to the fiscal year ended November 30, 2025, the Company filed an amendment to the Articles of Incorporation with the State of Nevada to increase the total number of shares authorized to issue to 1,010,000,000, consisting of 1,000,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock having a par value of $.0.001 per share of which 100,000 shares of preferred stock have already been designated as Series A super-voting preferred stock.

