Form 10-KT
period 2025-12-31
M2i Global, Inc.
filed 2026-04-15
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 1, 2025 to December 31, 2025

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year: $ 64,912,936.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 760,182,298 common shares issued and outstanding as of March 31, 2026.

PART I

Item 1. Business

Unless otherwise stated or the context requires otherwise, references in this transition report “we,” “us,” “our,” the “Company,” “M2i,” and “our Company” refer to M2i Global, Inc., a Nevada corporation, and its subsidiaries.

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

Item 3. Legal Proceedings

In June of 2025, a lawsuit was filed in Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December, 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March, 2026, the Company participated in a mediation with the plaintiff and entered into a long-term settlement agreement. Pursuant to the agreement, the Company has agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provides for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter.

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

HOLDERS

As of March 31, 2026, there were approximately 456 stockholders of record holding 760,182,298 shares of our Common Stock. This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of shares of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. Additionally, there are no redemption or sinking fund provisions applicable to our Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information and financial data discussed below is derived from our financial statements for the transition period of December 1, 2025 to December 31, 2025, and December 1, 2024 to December 31, 2024. The financial statements of the Company were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and was prepared to provide a historical and narrative discussion of our financial condition and results of operations through the eyes of management and should be read in conjunction with the historical financial statements and related notes of the Company contained elsewhere in this Form 10-KT. The financial statements contained elsewhere in this Form 10-KT fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in or implied by these forward-looking statements because of several factors, including those discussed in the section captioned “Risk Factors” included under Part I, Item 1A and elsewhere in this Form 10-KT.

Results of Operations for the transition period December 1, 2025 to December 31, 2025 and December 1, 2024 to December 31, 2024:

Revenue

During the transition periods ended December 31, 2025 and 2024 we generated no revenue.

Operating expenses

For the transition period ended December 31, 2025, operating expenses were $621,889, compared to $612,958 for the same period in 2024. Operating expenses consist primarily of general and administrative expenses and legal and professional fees incurred in connection with the operation of our business. The increase in operating expenses is because of an increase in general and administrative expenses offset by a decrease in legal and professional expenses.

Net Loss

Our net loss for the transition period ended December 31, 2025 and the same time period ending December 31, 2024 was $1,124,355 and $617,457, respectively. The increase in net loss is because of a loss in derivative valuation and contingency expense.

Liquidity and Capital Resources and Cash Requirements

As of the transition period ended December 31, 2025, the Company had cash of $515,438 and $411,267 as of the fiscal year ended November 30, 2025, respectively. Furthermore, the Company had a working capital deficit of $7,059,613 and $7,047,969 as of the transition period ended December 31, 2025 and the fiscal year ended November 30, 2025, respectively. The slight increase in the working deficit is primarily due because of an increase in cash offset by an increase in accounts payable and accrued expenses and derivative liability.

During the transition period ended December 31, 2025, the Company used cash of $562,762 in operating activities compared to cash used of $196,104 in operating activities during the period ended December 31, 2024. The increase in cash used for operating expenses is because of an increase in net loss offset by decrease in accounts payable/accrued expenses and accrued payable/accrued expenses-related party.

During the transition period ended December 31, 2025 and the same time period ended December 31, 2024, the Company had no cash flows from investing activities.

During the transition period ended December 31, 2025, the Company generated cash of $666,933 from financing activities which was from the sale of common stock issued totaling $257,155 and proceeds for common stock to be issued totaling $409,778. During the same time period ended December 31, 2024, the Company generated $151,845 from proceeds from financing activities which was from proceeds for common stock to be issued totaling $100,000, proceeds from a loan payable of $87,895 and payments of a related loan payable of $36,050.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the transition period ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangement

During the transition period ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct (“Code of Ethics”) that applies to all of its directors, officers and employees. Any waiver of the provisions of the Code of Ethics for executive officers and directors may be made only by the Board of Directors. Any such waivers will be promptly disclosed to the Company’s shareholders. A copy of our Code of Ethics is attached as an exhibit to this Form 10-KT and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our Chief Executive Officer c/o M2i Global, Inc. at 885 Tahoe Blvd., Incline Village, NV 89451.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the transition periods ended December 31, 2025 and 2024, respectively. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers; and

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the transition periods ended December 31, 2025 and 2024;

Name and Principal Position	Transition Period	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Douglas Cole	2024	-	-	43,667	43,667
Executive Chairman, Chief Financial Officer, Former President and Chief Executive Officer(1)	2025	-	-	43,667	43,667

Jeffrey W. Talley	2024	-	-	-	-
Former President and Chief Executive Officer of U.S. Minerals and Metals, Corporation(2)	2025	-	-	-	-

Alberto Rosende	2024	-	-	43,667	43,667
President and Chief Executive Officer(3)	2025	-	-	56,167	56,167

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

(3) On August 16, 2024, the Company appointed Mr. Alberto Rosende as Chief Executive Officer of the Company.

Agreements with Named Executive Officers

M2i and its subsidiaries entered into new agreements or amended existing agreements with its named executive officers. A summary of the compensation provided under such agreements is as follows:

1.	On December 1, 2022, Jeffrey W. Talley and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Talley agreed to serve as president and chief executive officer of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Talley is entitled to a consulting payment of $43,666.67 per month. His additional bonuses are determined by the Board of Directors. Mr. Talley resigned his positions as president and chief executive officer on August 23, 2024.

2.	On December 1, 2022, Douglas Cole and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Cole agreed to serve as executive chairman of U.S. Minerals Corporation until the agreement is terminated. Mr. Cole is entitled to a consulting payment of $43,667 per month. His additional bonuses are determined by the Board of Directors. On January 23, 2023, Douglas Cole and U.S. Minerals and Metals Corporation entered into a business development agreement where Mr. Cole agreed to serve as a Senior Strategic and Business Development Advisor for a term of 10 years to U.S. Minerals & Metals Corporation. For his services, Mr. Cole will receive, on January 2, 2024, and on the first business day of each year thereafter until and including the first business day of January 2033, 10,000,000 shares of the U.S. Minerals & Metals Corporation’s common stock, par value $.0001, as they may be adjusted from time to time on account of splits, consolidations, dividends and similar changes in exchange for a purchase price of $1,000.

3.	On March 1, 2023, Alberto Rosende and U.S. Minerals & Metals Corporation entered into a consulting agreement where Mr. Rosende agreed to serve Vice President of Operations of U.S. Minerals & Metals Corporation until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $20,333 per month. His additional bonuses are determined by the Board of Directors. On August 16, 2024, Mr. Rosende entered into a consulting agreement where Mr. Rosende agreed to serve as president and chief executive officer of M2i Global, Inc. until the agreement is terminated. Mr. Rosende is entitled to a consulting payment of $43,667 per month. On November 28, 2025, the Board of Directors increased Mr. Rosende’s monthly consulting payment to $54,167 beginning December 1, 2025.

4.	Pursuant to the Agreement and Plan of Merger, dated as of May 12, 2023, and entered into by and among Inky, Inc. and U.S. M and M Acquisition Corp. and U.S. Minerals and Metals Corp., which is annexed hereto as exhibit 2.01 below, at the time of consummation of the merger, all shares of USMM were simultaneously converted into shares of M2i Global, Inc.’s common stock, and thus, any shares issued by USMM pursuant to the BDA or WSCA, as referenced above are now issued from M2i Global, Inc.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for our executive officers, except that our executive officers may receive stock options at the discretion of our board of directors.

Grants of Plan-Based Awards Table

We did not grant any awards to our named executive officers during our fiscal year ended December 31, 2025.

Compensation Plans

As of transition period ended December 31, 2025, we did not have an equity compensation plan in place.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards as of the transition period ended December 31, 2025.

Compensation of Directors

The following compensation was provided to the directors of M2i who are not also named executive officers during the transition period ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($) Total ($)
Douglas MacLellan	10,000	-	-	-	-	-
Anthony Short	10,000	-	-	-	-	-
Michael Sanders	10,000	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2025 regarding the beneficial ownership of our Common Stock by (i) those persons who are known to us to be the beneficial owner(s) of more than 5% of our Common Stock, (ii) each of our directors and named executive officers, and (iii) all of our directors and executive officers as a group and of our preferred stock. Except as otherwise indicated, the beneficial owners listed in the tables below possess the sole voting and dispositive power in regard to such shares and have an address of c/o M2i Global, Inc. 885 Tahoe Blvd. Incline Village, NV 89451. As of transition period ended December 31, 2025 there were 716,021,604 shares of Common Stock outstanding. As of transition period ended December 31, 2025 there were 100,000 shares of preferred stock issued and outstanding.

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

Beneficial Ownership of Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer*	17,913,334	(1)	3%
Jeffrey W. Talley, President & Chief Executive Officer, resigned on August 30, 2024*	0	(2)	*	%
Alberto Rosende, President & Chief Executive Officer, appointed on August 30, 2024*	0	(3)	*	%
Douglas MacLellan, Director	5,366,667		*	%
Anthony Short, Director	0		*	%
Michael Sander, Director	3,025,000		*	%
Lyons Capital LLC	59,999,000		9%
Directors, Executive Officers and 5% or more of Common Stock as a Group (7 persons)	86,304,001		12%

*	Represents ownership of less than 1%
(1)	This does not include 70,000,000 shares of Common Stock beneficially owned by The Cole Family Revocable Trust; and 10,000,000 shares of Common Stock beneficially owned by the Cole Family Trust of 2014 or Mr. Cole’s 100,000 shares of preferred stock. Mr. Cole does not have any control over the trust, including no voting power and no power to dispose of the shares.
(2)	This does not include 50,000,000 shares of Common Stock beneficially owned by The Talley Family Revocable Trust. Mr. Talley does not have any control over the trust, including no voting power and no power to dispose of the shares.
(3)	This does not include 32,000,000 shares of Common Stock beneficially owned by Rosende Quattro LLC of which Mr. Rosende is the managing member.

Beneficial Ownership of Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership of Preferred Stock	Percent of Class
Doug Cole, Executive Chairman and Chief Financial Officer	100,000	100%
Directors and Executive Officers as a Group (1 person)	100,000	100%

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the transition period ended December 31, 2025, the Company incurred $43,667 in expenses related to the consulting agreement. During the transition period December 31, 2025, the Company paid $43,667. At transition period ended December 31, 2025, $505,499 remained unpaid under the agreement. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the transition period ended December 31, 2025 was $3,395.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. This agreement replaced a former agreement wherein the consultant agreed to serve as Vice President-Operations for $22,333.33 per month, consisting of $20,833.33 in consulting fees and a $1,500 monthly allowance. On November 28, 2025, the Board of Directors amended the terms of the consulting agreement to a monthly consulting fee of $54,167 and a $2,000 monthly allowance effective December 1, 2025. During the transition period ended December 31, 2025, the Company incurred $56,167 in expenses related to the consulting agreement. During transition period ended December 31, 2025, the Company paid $43,667. At the transition period ended December 31, 2025, $132,001 remained unpaid under the agreement. Board of Directors amended the terms of the consulting agreement to a monthly consulting fee of $54,167 effective December 1, 2025. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the transition period ended December 31, 2025 was $823.

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. At the transition period ended December 31, 2025 and the fiscal year ended November 30, 2025, the amount due to the Executive Chairman was $0 and $0, respectively. During the transition period ended December 31, 2025 and the fiscal year ended November 30, 2025, the Company recorded accrued interest of $0 and $0, respectively. At the transition period ended December 31, 2025, accrued interest payable due to the loans from the Executive Chairman totaled $0.

Director Independence

We currently do not have any directors who are “independent” as defined under the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

TAAD, LLP (“TAAD”) served as the independent registered public accounting firm to audit our books and accounts for the transition period ending December 31, 2025.

Turner, Stone & Company, LLP (“Turner Stone”) served as the independent registered public accounting firm to audit our books and accounts for the fiscal year ending November 30, 2023.

The table below presents the aggregate fees billed for professional services rendered by Turner Stone and TAAD, LLP for the fiscal years ended December 31, 2025 and 2024.

Fees	December 31, 2025	(1)*	November 30, 2025	(2)
Audit Fees	$18,540		$76,358
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$18,540		$76,358

*At the time of the filing of this transition report on Form 10-KT, the total fees billed for professional services by TAAD, LLP have not yet been determined.

(1)	Represents aggregate fees charged by TAAD, LLP for audit of the Company’s financial statements for the transition period ended December 31, 2025.
(2)	Represents aggregate fees charged by TAAD. LLP for the audit of the Company’s financial statements for the fiscal year ended November 30, 2025

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

M2I GLOBAL, INC.

Date: April 14, 2026	By:	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer
(Principal Executive Officer)

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Doug Cole	Chief Financial Officer and Executive Chairman	April 14, 2026
Doug Cole	(Principal Financial Officer)

Signature	Title	Date

/s/ Alberto Rosende	Chief Executive Officer	April 14, 2026
Alberto Rosende	(Principal Executive Officer)

M2i GLOBAL, INC.

FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm (TAAD, LLP PCAOB ID: 5854)	F-2

Consolidated Balance Sheets as of the transition period ended December 31, 2025 and fiscal year ended November 30, 2025	F-3

Consolidated Statements of Operations for the transition period ended December 31, 2025 and comparable transition period ended December 31, 2024 and years ended November 30, 2025 and 2024	F-4

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity as of the transition period ended December 31, 2025 and years ended November 30, 2025 and 2024	F-5

Consolidated Statements of Cash Flows for the transition periods ended December 31, 2025 and comparable transition period ended December 31, 2024 and years ended November 30, 2025 and 2024	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of M2i Global, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of M2i Global, Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for one-month transition period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the one-month transition period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Explanatory Paragraph — Change in Fiscal Year

As discussed in Note 3 to the financial statements, the Company changed its fiscal year-end from November 30 to December 31. As a result, the Company prepared financial statements for a one-month transition period ended December 31, 2025. Our opinion is not modified with respect to this matter.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2024.

Diamond Bar, California

April 14, 2026

M2i GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	November 30, 2025

Assets

Current assets
Cash	$515,438	$411,267
Prepaids and other current assets	102,068	76,716
Total current assets	617,506	487,983

TOTAL ASSETS	$617,506	$487,983

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$934,276	$883,604
Accounts payable and accrued expenses - related party	1,867,610	1,863,409
Convertible note, net of discount	230,000	270,000
Derivative liability	507,733	381,439
Shares unissued liability	4,137,500	4,137,500
Total current liabilities	7,677,119	7,535,952

Total Liabilities	7,677,119	7,535,952

Commitments and contingencies	312,500	-

Stockholders’ (deficit)
Preferred stock, authorized 100,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 716,021,604 and 712,645,059 shares issued and outstanding at December 31, 2025 and November 30, 2025, respectively	716,022	712,645
Treasury stock	(435,000)	(435,000)
Additional paid in capital	5,964,871	5,168,037
Accumulated (deficit)	(13,618,106)	(12,493,751)
Total stockholders’ (deficit)	(7,372,113)	(7,047,969)

Total liabilities and stockholders’ (deficit)	$617,506	$487,983

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Transition Periods Ended		Years Ended
	December 31, 2025 (audited)	December 31, 2024 (unaudited)	November 30, 2025	November 30, 2024
			.	.
Operating expenses
General and administrative	146,820	72,225	1,447,995	1,170,493
Legal and professional	475,069	540,734	4,524,350	2,624,628
Total operating expenses	621,889	612,959	5,972,345	3,795,121

Loss from operations	(621,889)	(612,959)	(5,972,345)	(3,795,121)

Other income (expense)
Gain (loss) on derivative liability	(183,553)	-	(381,439)	-
Contingency expense	(312,500)	-	-	-
Other expense	-	-	(4,027)	-
Interest expense	(6,413)	(4,498)	(134,758)	(92,140)
Total other expense	(502,466)	(4,498)	(520,224)	(92,140)

Net Loss	$(1,124,355)	$(617,457)	$(6,492,569)	$(3,887,261)

Loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and dilutive	716,911,538	583,373,880	647,803,506	548,195,417

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at November 30, 2023	100,000	$100	514,333,691	$514,334	$(435,000)	$995,541	$(2,113,921)	$(1,038,946)

Shares issued for cash received	-	-	109,137,500	109,138	-	1,918,347	-	2,027,485

Shares issued for contract agreements	-	-	20,000,000	20,000	-	(18,000)	-	2,000

Shares cancelled	-	-	(61,766,666)	(61,767)	-	55,617	-	(6,150)

Cash received for shares to be issued	-	-	-	-	-	370,400	-	370,400

Net loss	-	-	-	-	-	-	(3,887,261)	(3,887,261)

Balance at November 30, 2024	100,000	$100	581,704,525	$581,705	$(435,000)	$3,321,905	$(6,001,182)	$(2,532,472)

Shares issued for cash received	-	-	102,578,206	102,578	-	662,004	-	764,582

Shares issued services	-	-	28,362,328	28,362	-	1,179,127	-	1,207,490

Cash received for shares to be issued	-	-	-	-	-	5,000	-	5,000

Net loss	-	-	-	-	-	-	(6,492,569)	(6,492,569)

Balance at November 30, 2025	100,000	$100	712,645,059	$712,646	$(435,000)	$5,168,036	$(12,493,751)	$(7,047,969)

Shares issued for cash received	-	-	2,333,855	2,334	-	254,821	-	257,155

Amortization of deferred stock based compensation	-	-	-	-	-	27,778	-	27,778

Shares issued for conversion of convertible note	-	-	1,042,690	1,042	-	47,199	-	48,241

Cash received for shares to be issued	-	-	-	-	-	409,778	-	409,778

Derivative valuation	-	-	-	-	-	57,259	-	57,259

Net loss	-	-	-	-	-	-	(1,124,355)	(1,124,355)

Balance at December 31, 2025	100,000	$100	716,021,604	$716,022	$(435,000)	$5,964,871	$(13,168,106)	$(7,372,113)

The accompanying notes are an integral part of these consolidated financial statements

M2i GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Transition Periods Ended		Years Ended
	December 31, 2025 (audited)	December 31, 2024 (unaudited)	November 30, 2025	November 30, 2024

Cash flows from operating activities
Net loss	$(1,124,355)	$(617,457)	$(6,492,569)	$(3,887,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note discount	-	-	-	20,000
Contingency	312,500	-	-	-
Shares issued for services	27,778	337,500	1,214,490	-
(Gain) loss from derivative liability	183,553	-	381,439	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(25,352)	(110,400)	(71,577)	(3,139)
Accounts payable and accrued expenses	58,913	76,078	284,879	423,678
Accounts payable and accrued expenses-Related Party	4,201	118,175	453,252	1,348,061

Net cash used in operating activities	(562,762)	(196,104)	(4,230,086)	(2,098,661)

Cash flows from financing activities
Proceeds for issuance of common stock	257,155	-	757,582	2,026,880
Proceeds from common stock issuable	409,778	100,000	5,000	369,855
Loan Payable	-	87,895	-	-
Proceeds from preferred stock liability	-	-	4,137,500	-
Promissory note	-	-	-	302,960
Payment of promissory note	-	-	(302,960)	-
Payment for cancellation of shares	-	-	-	(5,000)
Proceeds from related party loan	-	-	-	127,550
Payments on related party loan	-	(36,050)	(36,050)	(691,500)

Net cash provided by financing activities	666,933	151,845	4,561,072	2,130,745

Net increase (decrease) in cash	$104,171	$(44,259)	$330,986	$32,084
Cash, beginning of period	411,267	80,281	80,281	48,197

Cash, end of period	$515,438	$36,022	$411,267	$80,281

Supplemental schedule for non-cash investing and financing activities
Partial conversion of convertible note payable and interest to shares	$48,241	$-	$-	$-
Original issue discount on convertible note	$-	$-	$-	$20,000

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

Note 2 — Going Concern

The accompanying audited consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues and incurred losses during the transition periods ended December 31, 2025 and December 31, 2024 totaling $1,124,355 and $617,457, respectively. During the fiscal years ended November 30, 2025 and 2024, the Company incurred losses of $6,492,569 and $3,887,261, respectively. During the transition period ended December 31, 2025 and the fiscal year ended November 30, 2025, the Company had accumulated deficit amounting to $13,618,106 and $12,493,751. respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Change of Fiscal Year

The Board of Directors determined that it was advisable and in the best interests of the Company to change the Company’s fiscal year end from November 30 to December 31 in order to align the Company’s fiscal reporting period with the calendar year.

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

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Makers (“CODMs”) have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the total assets and net loss of Company to make decisions about allocating resources and assessing financial performances. The key measure of segment loss reviewed by the CODMs are the operating expenses.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, the Company’s derivative liability as of transition period ending December 31, 2025 was $507,733 and the fiscal year ending November 30, 2025 of $381,439 and measure on Level 3 inputs.

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

The Company had no additional dilutive securities outstanding at the transition period ended December 31, 2025 or the fiscal year ended November 30, 2025.

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

Note 4 — Commitments and Contingencies

In June of 2025, a lawsuit was filed in state of Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December, 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March, 2026, the Company participated in a mediation with the plaintiff and entered into a long-term settlement agreement. Pursuant to the agreement, the Company has agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provides for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter. - Subsequent to the transition period ending December 31, 2025, the shares were issued at a value of $312,500. See Footnote 11 below. The value at issue of $312,500 is reflected in the financial statements included with this report.

Note 5 — Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts are calculated for income tax purposes. The provision (benefit) for income taxes for the transition period ended December 31, 2025, and the fiscal years ended November 30, 2025 and November 30, 2024, assumes a statutory 21%, effective tax rate for federal income taxes.

	Transition Period Ended December 31, 2025	Fiscal Year Ended November 30, 2025	Fiscal Year Ended November 30, 2024
Federal tax statutory rate	21%	21%	21%
Temporary differences	0%	0%	0%
Permanent differences	0%	0%	0%
Valuation allowance	-21%	-21%	-21%
	0%	0%	0%

The Company had deferred income tax assets as of the transition period ended December 31, 2025, and the fiscal year ended November 30, 2024, as follows:

	Transition Period Ended December 31, 2025	Fiscal Year Ended November 30, 2025	Fiscal Year Ended November 30, 2024
Deferred Tax Assets
Net operating loss carryforwards	$2,719,000	$2,521,400	$1,242,300
Temporary differences	-	-	-
Permanent differences	-	-	-
Valuation allowance	(2,719,000)	(2,521,400)	(1,242,300)
Net deferred tax assets	$-	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance increased by $197,600 for the transition period ended December 31, 2025.

At the transition period ended December 31, 2025, the Company had approximately $12,947,483 in federal net operating loss carryforwards, substantially all of which are allowed to be carried forward indefinitely and are to be limited to 80% of the taxable income. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

At the transition period ended December 31, 2025, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax returns for the transition period ended December 31, 2025, and fiscal year ended November 30, 2025 have not yet been filed.

Note 6 — Related Party Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the transition period ended December 31, 2025, the Company incurred $43,667 in expenses related to the consulting agreement. During the transition period ended December 31, 2025, the Company paid $43,667. At the transition period ended December 31, 2025, $505,499 remained unpaid under the agreement. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 2024. The total interest accrued for this consulting agreement accrued in the transition period ended December 31, 2025 was $3,395. At the fiscal year ended November 30, 2025, the balance due for unpaid consultant fees was $505,499 and accrued interest payable was $45,480.

The Company has a note payable agreement with the Executive Chairman, further detailed in Note 8.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. This agreement replaced a former agreement wherein the consultant agreed to serve as Vice President-Operations for $22,333 per month, consisting of $20,833 in consulting fees and a $1,500 monthly allowance. During the transition period ended December 31, 2025, the Company incurred $56,167 in expenses related to the consulting agreement. During the transition period ended December 31, 2025, the Company paid $43,668. At the transition period ended December 31, 2025, $132,001 remained unpaid under the agreement. On November 28, 2025, the Board of Directors amended the terms of the consulting agreement to a monthly consulting fee of $54,167 and a $2,000 monthly allowance effective December 1, 2025. On November 28, 2025, the Board of Directors authorized the accrual of interest at 8% for any unpaid consultant fees beginning with August 31, 2024. The total interest accrued for this consulting agreement in the transition period ended December 31, 2025 was $823. At the end of the transition period ended December 31, 2025, the total interest accrued was $19,053. At the fiscal year ended November 30, 2025, the balance due for unpaid consultant fees was $119,501 and accrued interest payable was $18,230.

Under the terms of agreements with the Company’s directors, the Company is obligated to compensate each of them $10,000 per month. During the transition period ended December 31, 2025, the Company incurred $30,000 in expenses related to director agreements. During the transition period ended December 31, 2025, the Company paid $0. At the transition period ended December 31, 2025, $460,000 remained unpaid to all directors.

As of December 31, 2025, the Company has an account payable to a vendor, who is a more than 5% beneficial owner, in an amount of $350,000. The Company also have an account payable to a vendor, which is controlled by the Executive Chairman, in an amount of $350,000.

Note 7 — Unissued Share Liability

During the fiscal year ended November 30, 2025, the Company received $4,137,500 for the issuance of shares of Series B Convertible Preferred Shares. Since the terms of this issuance of the Series B Convertible Preferred Shares have not been determined, the value of the cash is recorded as a liability. At the transition period ended December 31, 2025, the preferred shares are unissued.

Note 8 — Debt

Convertible Note Payable

On November 24, 2023, the Company entered into a 10 % convertible note payable agreement with proceeds totaling $250,000, net of an original issuance discount of $20,000. The note, which matures on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%. On November 22, 2024, the Company entered into an extension of this note payable from November 24, 2024 to May 24, 2025. On May 23, 2025, the Company entered into an extension of this note payable from May 24, 2025 to December 31, 2025. On March 23, 2026, the Company entered into an extension of this note payable from December 31, 2025 to September 30, 2026. During the transition period ended December 31, 2025, the note holder converted $40,000 principal and $8,241 accrued interest into 1,042,090 shares of common stock.

During the transition period ending December 31, 2025, the Company accrued $2,150 interest expense. At the end of the transition period ending December 31, 2025, the accrued interest payable due on this loan is $47,910.

Notes Payable

During the fiscal year ended November 30, 2023, the Company entered into a loan agreement with the Company’s Executive Chairman. The loan, which bears interest at 7%, is due on demand. During the fiscal years ended November 30, 2025 the Executive Chairman loaned the Company $0. During the fiscal year ended November 30, 2025, the Company repaid $36,050 to the Executive Chairman. At the transition period ended December 31, 2025, the amount due to the Executive Chairman was $0. During the transition period ended December 31, 2025, the Company paid the accrued interest of $21,190. At the transition period ended December 31, 2025, accrued interest payable due to the loans from the Executive Chairman totaled $0.

During the fiscal year ended November 30,, 2024, the Company entered into a Promissory Note with the former President and CEO who resigned on August 23, 2024 for the amount of $302,960 for payment of accumulated unpaid consultant fees. The note, which bears interest at 8%, is due and payable by October 30, 2025. During the fiscal year ended November 30, 2025, the note and accrued interest were repaid. Therefore, at the end of the transition period ended December 31, 2025, the balance due on the note and accrued interest were both $0.

Note 9 — Derivative Valuation

During the year ended December 31, 2024, the Company issued a convertible note (see Footnote 8). The conversion terms of the convertible note are based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the exercise terms of the conversion feature becoming available on November 28, 2025, the conversion features in the note met the definition of a derivative and required bifurcation and liability classification at fair value. At the end of the fiscal year ended November 30, 2025, the derivative liability was $381,439. At the end of the transition period ended December 31, 2025, there was an increase in the derivative liability of $126,294 consisting of $57,259 in settlements and a change in the fair value of the derivative of $183,553. The Company estimates the fair value of convertible note using the Monte Carlo simulation.

During the transition period ended December 31, 2025, the Company had the following activity in the derivative liability account:

Derivative liability at November 30, 2025	$381,439
Settlements	(57,259)
(Gain) loss on change in fair value	183,553
Derivative liability at December 31, 2025	$507,733

A summary of quantitative information with respect to valuation methodology and significant unobservable income used for the Company’s derivative liability that are categorized within Level 3 of fair value hierarchy for the transition period ended December 31, 2025 is as follows:

Stock price at valuation date	$.08
Risk free interest rate	3.59%
Stock volatility factor	180,72%
Contractual terms (in years)	0.75

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

Shares Issued for Cash

During the transition period ended December 31, 2025, the Company issued 2,333,855 shares of common stock for cash received of $257,155.

Shares Issued for Services

During the fiscal year ended November 30, 2024, the Company issued 10,000,000 shares of common stock issued for future services valued at $1,000,000. These shares were recorded as deferred stock-based compensation and the value of the shares is being amortized over three years. The value of the deferred stock-based compensation is an offset to additional paid-in capital. During the transition period ended December 31, 2025, the Company recorded $27,778 as consulting services and deducted that amount from deferred stock-based compensation. At the transition period ended December 31, 2025, the deferred stock-based compensation balance was $805,556.

Shares to be Issued

During the transition period ended December 31, 2025, the Company received $409,778 for 4,837,056 shares of common stock to be issued. At the transition period ended December 31, 2025, the value of these shares was recorded in additional paid in capital These shares were all issued during the subsequent period and are part of the shares issued for cash in the subsequent events footnote.

Subscription Receivable

As of the end of the transition period of December 31, 2025, the Company had $53,785 recorded as subscription receivable for shares issued for which funds have not yet been received. This is accounted as an offset to additional paid-in capital.

Convertible Note Payable Conversion

During the transition period ended December 31, 2025, the convertible note holder (see Footnote 8) converted $40,000 principal and $8,241 accrued interest into 1,042,090 shares of common stock.

Note 11 — Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment considerations.

Subsequent to the transition period ended December 31, 2025, the Company issued 8,300,037 shares of common stock for cash received totaling $491,991.

Subsequent to the transition period ended December 31, 2025, the Company received cash of $548,038 for the issuance of 26,188,330 shares of common stock. These shares have not been issued.

Subsequent to the transition period ended December 31, 2025, the Company cancelled 15,556 shares of common stock previously issued valued at $3,000.

Subsequent to the transition period ended December 31, 2025, the Company issued 20,000,000 shares of common stock at value of $.0001 per share to two consultants per consulting agreements.

Subsequent to the transition period ended December 31, 2025, the Company issued 2,500,000 shares of common stock for advisory services.

Subsequent to the transition period ended December 31, 2025, the convertible note holder (See Footnote 8) converted $10,000 principal and $2,318 accrued interest into 876,213 shares of common stock.

Subsequent to the transition period ended December 31, 2025, the Company issued 12,500,000 shares of common stock for settlement of a lawsuit filed in June 2025 at a value of $312,500. The settlement is further detailed in Note 4 above.

Subsequent to the transition period ended December 31, 2025, the Company filed an amendment to the Articles of Incorporation with the State of Nevada to increase the total number of shares authorized to issue to 1,010,000,000, consisting of 1,000,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock having a par value of $.0.001 per share of which 100,000 shares of preferred stock have already been designated as Series A super-voting preferred stock.

