Form 10-Q
period 2026-03-31
M2i Global, Inc.
filed 2026-05-15
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of May 14, 2026 was 796,346,770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	unaudited
Assets

Current assets
Cash	$67,283	$515,438
Contingency receivable	40,657	-
Prepaids and other current assets	62,256	102,068
Total current assets	170,196	617,506

TOTAL ASSETS	$170,196	$617,506

Liabilities and Stockholders’ (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,442,076	$934,276
Accounts payable and accrued expenses - related party	2,113,450	1,867,610
Convertible note, net of discount	220,000	230,000
Derivative liability	362,182	507,733
Shares unissued liability	4,137,500	4,137,500
Total current liabilities	8,275,208	7,677,119

Total Liabilities	8,275,208	7,677,119

Commitments and contingencies	-	312,500

Stockholders’ (deficit)
Preferred stock, authorized 10,000,000 shares, $.001 par value, 100,000 and 100,000 shares issued and outstanding, respectively	100	100
Common stock, authorized 1,000,000,000 shares, $.001 par value, 760,182,298 and 716,021,604 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	760,182	716,022
Treasury stock	(435,000)	(435,000)
Additional paid in capital	7,073,794	5,964,871
Accumulated earnings (deficit)	(15,504,088)	(13,618,106)
Total stockholders’ (deficit)	(8,105,012)	(7,372,113)

Total liabilities and stockholders’ (deficit)	$170,196	$617,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating expenses
General and administrative	371,589	354,920
Legal and professional	1,641,142	694,840
Total operating expenses	2,012,731	1,049,760

Loss from operations	(2,012,731)	(1,049,760)

Other income (expense)
Gain on derivative liability	145,551	-
Interest expense	(18,802)	(13,883)
Total other income (expense)	126,749	(13,883)

Net Loss	$(1,885,982)	$(1,063,643)

Loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	731,326,530	599,271,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

For the Three Months Ended March 31, 2026 and March 31, 2025

(Unaudited)

	Preferred Shares		Common Shares		Treasury	Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	(Deficit)

Balance at December 31, 2025	100,000	$100	716,021,604	$716,022	$(435,000)	$5,964,871	$(13,618,106)	$(7,372,113)

Shares issued for cash received	-	-	7,864,834	7,865	-	12,435	-	20,300
						.
Shares issued for services	-	-	22,935,203	22,935	-	274,065	-	297,000

Amortization of deferred stock based compensation	-	-	-	-	-	83,333	-	83,333

Shares issued for conversion of convertible note	-	-	876,213	876	-	11,441	-	12,317

Shares cancelled	-	-	(15,556)	(16)	-	(984)		(1,000)

Shares issued for contingency liability	-	-	12,500,000	12,500	-	300,000	-	312,500

Cash received for shares to be issued	-	-	-	-	-	428,633	-	428,633

Net loss	-	-	-	-	-	-	(1,885,982)	(1,885,982)

Balance at March 31, 2026	100,000	$100	760,182,298	$760,182	$(435,000)	$7,073,794	$(15,504,088)	$(8,105,012)

Balance at December 31, 2024	100,000	$100	583,954,525	$583,955	$(435,000)	$3,757,155	$(6,618,639)	$(2,712,429)

Shares issued for cash received	-	-	29,800,000	29,800	-	82,200	-	112,000

Cash received for shares to be issued	-	-	-	-	-	142,861	-	142,861

Net loss	-	-	-	-	-	-	(1,063,643)	(1,063,643)

Balance at March 31, 2025	100,000	$100	613,754,525	$613,755	$(435,000)	$3,982,216	$(7,682,282)	$(3,521,211)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities
Net loss	$(1,885,982)	$(1,063,643)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) on derivative liability	(145,551)	-
Shares issued for services	380,333	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(845)	28,408
Accounts payable and accrued expenses	510,118	438,256
Accounts payable and accrued expenses-related party	245,839	351,187

Net cash used in operating activities	(896,088)	(245,792)

Cash flows from financing activities
Cash received for shares to be issued	428,633	142,861
Cash received for shares issued	19,300	112,000
Loan payable - D&O insurance	-	61,527
Repayment of related party loan	-	(87,896)

Net cash provided by financing activities	447,933	228,492

Net increase (decrease) in cash	$(448,155)	$(17,300)
Cash, beginning of period	515,438	36,022

Cash, end of period	$67,283	$18,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

The Company was incorporated in the State of Nevada on June 12, 2018. On June 7, 2023, the Company (“M2i Global, Inc.”) (formerly known as “Inky Inc.”) filed with the Secretary of State of Nevada an Amendment to the Certificate of Incorporation to change its corporate name from “Inky, Inc.” to “M2i Global, Inc.”, effective June 7, 2023.

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

Note 2 – Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company had no revenues and incurred losses during the three months ended March 31, 2026 and 2025 totaling $1,885,982 and $1,063,643, respectively. In addition, the accumulated deficit amounted to $15,504,088 and $13,618,106 as of March 31, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 — Summary of Significant Accounting Policies

Change of Fiscal Year

The Board of Directors determined that it was advisable and in the best interests of the Company to change the Company’s fiscal year end from November 30 to December 31 in order to align the Company’s fiscal reporting period with the calendar year. Our results of operations impacting shareholders equity presented in this Form 10Q are for the three months ended March 31, 2026 and 2025, unless otherwise noted.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report Form filed with the SEC on Form 10-KT on April 15, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The application of the three levels of the fair value hierarchy under ASC Topic 820-10-35, the Company’s derivative liability as of the three months ending March 31, 2026 was $362,182 and the year ending December 31, 2025 of $507,733 and measure on Level 3 inputs.

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

Debt issuance costs and premiums or discounts are amortized over the term of the respective financing arrangements using the effective interest method. Amortization of these amounts is included as a component of interest expense net, in the consolidated statements of operations.

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

Note 4 — Commitments and Contingencies

In June of 2025, a lawsuit was filed in state of Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March 2026, the Company participated in a mediation with the plaintiff and entered into a long-term settlement agreement. Pursuant to the agreement, the Company agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provided for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter. The shares of common stock were issued during the three months ended March 31, 2026 at a value of $312,500.

Note 5 – Accounts Payable and Accrued Expenses

During the three months ended March 31, 2026, the Company’s accounts payables and accrued expenses increased to $1,442,076 from $934,276 at the year ended December 31, 2025 for an increase of $507,800. The increase was due to the accrual of professional fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 6 — Related Party Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the three months ended March 31, 2026, the Company incurred $131,000 in expenses related to the consulting agreement. During the three months ended March 31, 2026, the Company paid $90,444. As of the three months ended March 31, 2026, $545,055 remained unpaid under the agreement. During the year ended December 31, 2025, the Board of Directors approved the accruing of interest payable on the unpaid consultant fees retroactive to August 1, 2024. During the three months ended March 31, 2026, the Company accrued $9,969 interest. At the three months ended March 31, 2026, the accrued interest due is $58,756.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the year ended December 31, 2025, the Board of Directors approved the consulting fee to be increased to $56,167 per month, consisting of $54,167 in consulting fees and a $2,000 monthly allowance. During the three months ended March 31, 2026, the Company incurred $168,500 in expenses related to the consulting agreement. During the three months ended March 31, 2026, the Company paid $89,167 consulting expense to the President and Chief Executive Officer. As of the three months ended March 31, 2026, $214,334 remained unpaid under the agreement. During the year ended December 31, 2025, the Board of Directors approved the accruing of interest payable on the unpaid consultant fees retroactive to August 1, 2024. During the three months ended March 31, 2026, the Company accrued $2,890 interest. At the three months ended March 31, 2026, the accrued interest due is $21,943.

Under the terms of agreements with the Company’s directors, the Company is obligated to compensate each of them $10,000 per month. During the three months ended March 31, 2026, the Company incurred $90,000 in expenses related to director agreements. During the three months ended March 31, 2026, the Company paid $0. At the period ended March 31, 2026, $550,000 remained unpaid to all directors.

The Company reimburses related party business expenses. During the three months ended March 31, 2026, the Company incurred $23,593 related party business expenses with a director. At the three months ended March 31, 2026, the balance due to the director is $23,593.

As of March 31, 2026, the Company has an account payable to a vendor, who is a more than 5% beneficial owner, in an amount of $350,000. The Company also have an account payable to a vendor, which is controlled by the Executive Chairman, in an amount of $350,000.

Note 7 — Debt

Convertible Note Payable

On November 24, 2023, the Company executed a 10% convertible note payable agreement with proceeds totaling $250,000, net of an original issuance discount of $20,000. The note, which was to mature on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%. On November 22, 2024, the Company executed an extension of this note payable from November 24, 2024 to May 24, 2025. On May 23, 2025, the Company executed an extension of this note payable from May 24, 2025 to December 31, 2025. On March 23, 2026, the Company executed an extension of this note payable from December 31, 2025 to September 30, 2026. During the three months ended March 31 2026, the note holder converted $10,000 principal and $2,318 accrued interest into 876,213 shares of common stock.

During the three months period ending March 31, 2026, the Company accrued $5,649 interest expense. At the end of the three months period ending March 31, 2026, the accrued interest payable due on this loan is $51,241.

Note 8 — Derivative Valuation

During the year ended December 31, 2024, the Company issued a convertible note (see Footnote 7). The conversion terms of the convertible note are based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the exercise terms of the conversion feature becoming available on November 28, 2025, the conversion features in the note met the definition of a derivative and required bifurcation and liability classification at fair value. At the end of the year ending December 31, 2025, the derivative liability was $507,733. During the three months ending Mach 31, 2026, there was a decrease of the derivative liability to $362,182 which represented a change in the fair value of the derivative of $145,551. The Company estimates the fair value of convertible note using the Monte Carlo simulation.

During the three months ended March 31, 2026, the Company had the following activity in the derivative liability account:

Derivative liability at December 31, 2025	$507,733
(Gain) loss on change in fair value	(145,551)
Derivative liability at March 31, 2026	$362,182

A summary of quantitative information with respect to valuation methodology and significant unobservable income used for the Company’s derivative liability that are categorized within Level 3 of fair value hierarchy for the three months ended March 31, 2026 is as follows:

Stock price at valuation date	$1.04
Risk free interest rate	3.68%
Stock volatility factor	51.77%
Contractual terms (in years)	0.36

Note 9 — Stockholders’ Equity (Deficit)

On January 1, 2026, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of preferred shares authorized to issue to 10,000,000 preferred shares with a $.001 par value. Of these 10,000,000 shares 100,000 Series A Preferred Stock have been issued. On January 26, 2026, the Company further designated that 500 of the remaining 9,900,000 shares would be designated as Series B preferred stock.

Shares Issued for Cash

During the three months ended March 31, 2026, the Company issued 7,864,834 shares of common stock for cash received of $20,300.

Shares Issued for Services

During the three months ended March 31, 2026, the Company issued 22,935,203 shares of common stock for services rendered valued at $297,000.

Shares to be Issued

During the three months ended March 31, 2026, the Company received $428,633 for 17,033,333 shares of common stock to be issued. At three months ended March 31, 2026, the value of these shares was recorded in additional capital. These shares were all issued during the subsequent period and are part of the shares to be issued for cash in the subsequent events footnote.

Convertible Note Payable Conversion

During the three months ended March 31, 2026, the convertible note holder (see Footnote 7) converted $10,000 principal and $2,317 accrued interest into 876,213 shares of common stock.

Commitment/Contingency Shares

During the three months ended March 31, 2026, the Company issued 12,500,000 shares of common stock per the settlement agreement signed in March 2026. (see Footnote 4). The value of these shares is $312,500.

Deferred Stock-Based Compensation

During the year ended November 30, 2024, the Company issued 10,000,000 shares of common stock for future services valued at $1,000,000. These shares were recorded as Deferred Stock-based compensation and the value of the shares is being amortized over three years. The value of the Deferred Stock-based compensation is an offset to Additional Paid in Capital. During the three months ended March 31, 2026, there was $83,333 amortization recorded.

Subscription Receivable

As of the three months ended March 31, 2026, the Company had issued shares valued at $36,485 for which funds had not yet been received. This subscription receivable is an offset to Additional Paid in Capital.

Shares Cancelled

During the three months ended March 31, 2026, the Company cancelled 15,556 shares of Reg A shares for a value of $1,000. These shares were part of the Reg A offering. After the shares were issued, the investors challenged the investment. The Company cancelled the shares because of this.

Note 10 – Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Subsequent to the three months ended March 31, 2026, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of Series B Preferred Shares from 500 to 750.

Subsequent to the three months ended March 31, 2026, the Company issued 31,688,333 shares of common stock for cash received of $651,538.

Subsequent to the three months ended March 31, 2026, the Company issued 4,476,139 shares of common stock for services render valued at $196,000.

Subsequent to the three months ended March 31, 2026, the Company issued 559.29 shares of Series B Preferred Stock for cash received in prior periods totaling $4,137,500. The cash previously received was recorded as Unissued stock liability

Subsequent to the three months ended March 31, 2026, the Company issued 39 shares of Series B Preferred Stock for services rendered valued at $388,358.

Subsequent to the three months ended March 31, 2026, the Company issued 10 shares of Series B Preferred Stock for services rendered valued at $100,000 in addition to debt forgiveness of $230,000.

Subsequent to the end of the three months ended March 31, 2026, the Company received $10,463 for shares previously issued.

Subsequent to the three months ended March 31, 2026, the Company executed convertible promissory notes totaling $275,000. The notes have a 90-day maturity date and a 10% interest rate. In addition, the holder of the note is entitled to receive 500,000 shares of the Company’s common stock for each $100,000 of principal invested. Each note holder can elect to have the outstanding principal and accrued interest convert into equity securities of the Company issued in subsequent financing at a conversion price equal to a 25% discount to the price per share paid by investors in that financing.

Subsequent to the three months ended March 31, 2026, at a virtual special meeting of the stockholders of Volato the Merger Agreement between Volato, Merger Sub and M2i Global and the transactions contemplated by the Merger Agreement. (See Footnote 1) were approved.

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

Summary of Significant Accounting Policies

There have been no changes to the Summary of Significant Accounting Policies described in our Annual Report on Form 10-KT filed with the Securities and Exchange Commission on Apri 15, 2026.

Liquidity and Capital Resources

At March 31, 2026, the Company had a cash balance of $67,283 compared to a cash balance of $515,438 at December 31, 2025. The Company incurred negative cash flow from operations of $896,088 for the period ended March 31, 2026, as compared to negative cash flow from operations of $245,792 in the comparable prior year period. The increase in negative cash flows from operations was primarily from an increase in net loss offset by accrued expenses – related parties and accounts payable and accrued expenses. Cash flows from financing activities during the period ended March 31, 2026, totaled $447,933, as compared to cash flows from financing activities in the comparable prior year period of $228,492. The increase in cash provided by financing activities is the result of an increase in cash received for common shares to be issued. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital to fund future operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025

For the comparable three months ended March 31, 2026 and March 31, 2025, the Company’s revenues totaled $0. We anticipate the Company’s revenues in upcoming quarters may increase significantly as management attempts to implement the Company’s new business model.

For the three months ended March 31, 2026, our operating expenses increased to $2,012,731 compared to $1,049,760 for the comparable period in 2025. The increase of $962,971 was due to an increase in professional fees. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

Not required for smaller reporting companies.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In June of 2025, a lawsuit was filed in Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December, 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March 2026, the Company participated in a mediation with the plaintiff and entered into a long-term settlement agreement. Pursuant to the agreement, the Company has agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provides for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter. These shares were issued subsequent to the period ending March 31, 2026.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2026, we received proceeds of $528,633 for the issuance of 17,033,333 is an “accredited investor” for purposes of Rule 501 of Regulation D.

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

M2i Global, Inc. (Registrant)

Dated May 15, 2026	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer
(Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated May 15, 2026	/s/ Doug Cole
Doug Cole Chief Financial Officer
(Principal Financial Officer)

