Form 10-Q
period 2026-06-30
M2i Global, Inc.
filed 2026-08-27
CIK 1753373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of Common Stock, par value $0.001 per share, outstanding as of August 21, 2026 was 953,662,377.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

M2i GLOBAL, INC.

PART 1 — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	unaudited
Assets

Current assets
Cash	$54,661	$515,438
Prepaids and other current assets	36,336	102,068
Total current assets	90,997	617,506

TOTAL ASSETS	$90,997	$617,506

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$991,572	$934,276
Accounts payable and accrued expenses - related party	2,391,772	1,867,610
Convertible note, net of discount	205,000	230,000
Derivative liability	1,462,937	507,733
Promissory notes	500,000	-
Shares unissued liability	-	4,137,500
Total current liabilities	5,551,281	7,677,119

Total Liabilities	5,551,281	7,677,119

Commitments and contingencies		312,500

Stockholders’ deficit
Preferred stock, authorized 10,000,000 shares, $.001 par value Series A preferred stock authorized 100,000 shares, 100,000 shares issued and outstanding, at June 30, 2026 and December 31, 2025, respectively	100	100
Series B preferred stock authorized 750 shares, 557 and 0 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	-
Common stock, authorized 1,000,000,000 shares, $.001 par value, 824,074,734 and 716,021,604 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	824,075	716,022
Treasury stock	(435,000)	(435,000)
Additional paid in capital	10,640,321	5,964,871
Accumulated deficit	(16,489,781)	(13,618,106)
Total stockholders’ deficit	(5,460,284)	(7,372,113)

Total liabilities and stockholders’ deficit	$90,997	$617,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Operating expenses
General and administrative	385,228	255,198	756,817	610,119
Legal and professional	1,284,891	1,112,298	2,926,033	1,807,138
Total operating expenses	1,670,119	1,367,496	3,682,850	2,417,257

Loss from operations	(1,670,119)	(1,367,496)	(3,682,850)	(2,417,257)

Other income (expense)
Gain on extinguishment of debt	350,263	-	350,263	-
Gain (loss) on derivative liability	363,357	-	508,908	-
Interest expense	(29,194)	(55,243)	(47,996)	(69,125)
Total other income (expense)	684,426	(55,243)	811,175	(69,125)

Net Loss	$(985,693)	$(1,422,739)	$(2,871,675)	$(2,486,382)

Loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic	791,974,572	637,201,539	761,818,087	618,520,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2026 and June 30, 2025

(Unaudited)

								Additional		Total
	Preferred Shares				Common Shares		Treasury	Paid in	Accumulated	Stockholders’
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Deficit

Balance at December 31, 2025	100,000	$100	-		716,021,604	$716,022	$(435,000)	$5,964,871	$(13,618,106)	$(7,372,113)

Shares issued for cash received	-	-	-	-	7,864,834	7,865	-	12,435	-	20,300
								.
Shares issued for services	-	-	-	-	22,935,203	22,935	-	274,065	-	297,000
			-
Amortization of deferred stock based compensation	-	-	-	-	-	-	-	83,333	-	83,333

Shares issued for conversion of convertible note	-	-	-	-	876,213	876	-	11,441	-	12,317
			-
Shares cancelled	-	-	-	-	(15,556)	(16)	-	(984)		(1,000)

Shares issued for contingency liability	-	-	-	-	12,500,000	12,500	-	300,000	-	312,500

Cash received for shares to be issued	-	-	-	-	-	-	-	428,633	-	428,633

Net loss	-	-	-	-	-	-	-	-	(1,885,982)	(1,885,982)

Balance at March 31, 2026	100,000	$100	-	$-	760,182,298	$760,182	$(435,000)	$7,073,794	$(15,504,088)	$(8,105,012)

Shares issued for cash received	-	-	-	-	32,188,333	32,188	-	203,779	-	235,967

Shares issued for services	-	-	-	-	5,476,139	5,476	-	245,496	-	250,972

Shares issued for cash received	-	-	599	1	-	-	-	4,625,856	-	4,625,857

Derivative valuation of issued warrants	-	-	-	-	-	-	-	(1,584,374)	-	(1,584,374)

Shares issued for conversion of preferred shares	-	-	(42)	-	24,942,445	24,942	-	(24,942)	-	-

Amortization of deferred stock based compensation	-	-	-	-	-	-	-	83,333	-	83,333

Shares issued for conversion of convertible note	-	-	-	-	1,285,519	1,286	-	17,380	-	18,666

Net loss	-	-	-	-	-	-	-	-	(985,693)	(985,693)

Balance at June 30, 2026	100,000	$100	557	$1	824,074,734	$824,075	$(435,000)	$10,640,321	$(16,489,781)	$(5,460,284)

Balance At December 31, 2024	100,000	$100	-	$-	583,954,525	$583,955	$(435,000)	$3,757,155	$(6,618,639)	$(2,712,429)

Shares issued for cash received	-	-	-	-	29,800,000	29,800	-	82,200	-	112,000

Cash received for shares to be issued	-	-	-	-	-	-	-	142,861	-	142,861

Net loss	-	-	-	-	-	-	-	-	(1,063,643)	(1,063,643)

Balance at March 31, 2025	100,000	$100	-	$-	613,754,525	$613,755	$(435,000)	$3,982,216	$(7,682,282)	$(3,521,211)

Shares issued for cash	-	-	-	-	10,431,177	10,431	-	359,969	-	370,400

Shares issued for services	-	-	-	-	54,700,000	54,700	-	175,078	-	229,778

Cash received for shares to be issued	-	-	-	-	-	-	-	1,154,600	-	1,154,600

Net loss	-	-	-	-	-	-	-	-	(1,422,739)	(1,422,739)

Balance at June 30, 2025	100,000	$100	-	$-	678,885,702	$678,886	$(435,000)	$5,671,863	$(9,105,021)	$(3,189,172)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities
Net loss	$(2,871,675)	$(2,486,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	166,666	-
Shares issued for services	540,000	229,778
Shares to be issued for expenses	2,500	-
(Gain) on extinguishment of debt	(350,263)	-
(Gain) loss on derivative liability	(508,908)	-
Changes in operating assets and liabilities
Prepaid expenses and other current assets	65,732	35,472
Accounts payable and accrued expenses	781,637	429,612
Accounts payable and accrued expenses-related party	524,161	268,893

Net cash used in operating activities	(1,650,150)	(1,522,627)

Cash flows from financing activities
Cash received for shares issued	689,373	1,154,600
Cash received for shares to be issued	-	625,262
Proceeds from promissory loans	500,000	-
Loan payable - D&O insurance	-	35,158
Repayment of related party loan	-	(87,896)

Net cash provided by financing activities	1,189,373	1,727,124

Net increase (decrease) in cash	$(460,777)	$204,497
Cash, beginning of period	515,438	36,022

Cash, end of period	$54,661	$240,519

Supplemental schedule for non-cash financing activities
Settlement of outstanding payables for Series B preferred shares	$718,358	-
Conversion of convertible debt	$30,984	-
Settlement of continency for common shares	$312,500	-
Series B preferred stock and warrants issued in settlement of shares	$4,137,500	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

M2i GLOBAL, INC

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

M2i Global, Inc. (formerly known as “Inky Inc.”) (the “Company”) was incorporated in the State of Nevada on June 12, 2018. On June 7, 2023, the Company filed with the Secretary of State of Nevada an Amendment to the Certificate of Incorporation to change its corporate name from “Inky, Inc.” to “M2i Global, Inc.”.

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of supplying the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8.0 million shares of common stock valued at $800 as part of this agreement.

On June 30, 2024, the Company and NTM Minerals Limited (“NTM”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into an exclusive offtake agreement (the “Offtake Agreement”), in which NTM will provide for 88,000 tonnes of copper, currently valued at approximately $850 million. The Company is granted offtake rights for a maximum of 88,000 tonnes of copper that is sourced from the Redbank tenements in return for 12.0 million shares of the Company’s common stock valued at $1,200 as part of the agreement. NTM will receive additional payments for incremental resource increases or upgrades from the Redbank tenements. M2i retains the option to participate in production pre-funding opportunities.

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

On June 4, 2026, the Company received a written notice (the “Termination Notice”) from Volato, purporting to terminate that certain Agreement and Plan of Merger Reorganization, dated as of July 28, 2025, by and among the Company. The Termination Notice alleges that termination is effective as of June 4, 2026, and asserts certain purported grounds for termination, pursuant to Section 10.1 of the Merger Agreement. As of the termination date, the Merger Agreement is of no further force or effect such that the respective right and obligations of all parties under the Merger Agreement are terminated. On July 9, 2026 both parties signed a Mutual Termination and Release Agreement.

Note 2 – Going Concern

The accompanying unaudited consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company had no revenues and incurred losses during the six months ended June 30, 2026 and 2025 totaling $2,871,675 and $2,486,382, respectively. In addition, the accumulated deficit amounted to $16,489,781 and $13,618,106 as of June 30, 2026 and December 31, 2025, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to fund ongoing operations through a combination of existing cash balances, future capital raises through debt and equity, and cash receipts from anticipated revenue. However, the Company had cash of $54,661 at June 30, 2026 and used $1,650,150 of cash in operating activities during the six months then ended. Management’s plans are not considered probable of being effectively implemented and therefore do not alleviate the substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the condensed consolidated financial statements are issued. In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is significantly dependent upon its ability to secure additional equity and/or debt financing. There are no assurances that the Company will be successful in obtaining additional capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 — Summary of Significant Accounting Policies

Change of Fiscal Year

The Board of Directors determined that it was advisable and in the best interests of the Company to change the Company’s fiscal year end from November 30 to December 31 in order to align the Company’s fiscal reporting period with the calendar year. Our results of operations and changes in stockholders’ deficit presented in this Form 10Q are for the three and six months ended June 30, 2026 and 2025, unless otherwise noted.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report Form filed with the SEC on Form 10-KT filed with the SEC on April 15, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments (unless otherwise indicated), necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, U.S. Minerals and Metals Corp. (“USMM”). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Makers (“CODMs”) have been identified as the Chief Executive Officer and the Chief Financial Officer, who review the total assets and loss of Company to make decisions about allocating resources and assessing financial performances. The key measure of segment loss reviewed by the CODMs are the operating expenses.

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

Under the fair value hierarchy in ASC Topic 820-10-35, the Company’s derivative liability is measured using Level 3 inputs. The derivative liability was $374,650 as of June 30, 2026 and $507,733 as of December 31, 2025.

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

Convertible Debt

In accordance with ASC 470 the Company records its convertible notes at the aggregate principal amount, less discount. The Company will amortize the debt discount over the life of the convertible notes as additional non-cash expense utilizing the effective interest rate.

Warrants

The Company accounts for the warrants issued in connection with the Series B Preferred Stocks in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Based on its evaluation of the terms of the warrants, the Company determined that such instruments qualify for liability classification. Accordingly, the warrants are recorded as derivative liability and are subsequently remeasured at fair value with level 3 unobservable inputs.

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

Treasury Stock

Treasury stock represents shares of the Company’s common stock that have been issued and subsequently reacquired by the Company. Treasury stock is recorded at cost and presented as a reduction of stockholders’ deficit.

Related Party

The Company records all related party transactions in accordance with ASC 850-10.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Retrospective application is permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosure.

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

Note 4 — Commitments and Contingencies

In June of 2025, a lawsuit was filed in state of Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March 2026, the Company participated in a mediation with the plaintiff and entered into a long-term settlement agreement. Pursuant to the agreement, the Company agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provided for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter. The shares of common stock were issued during the six months ended June 30, 2026 at a value of $312,500. There is no further obligation outstanding.

Note 5 – Accounts Payable and Accrued Expenses

During the six months ended June 30, 2026, the Company’s accounts payables and accrued expenses increased to $991,572 from $934,276 at the year ended December 31, 2025 for an increase of $57,286. The increase was due to the accrual of professional fees, and accounts payables as the Company continues to shift its operations a noted in Note 1 above.

Note 6 — Related Party Transactions

Under the terms of a consulting agreement with the Company’s Executive Chairman and CFO, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the six months ended June 30, 2026, the Company incurred $262,000 in expenses related to the consulting agreement. During the six months ended June 30, 2026, the Company paid $160,444. At the periods ended June 30, 2026 and December 31, 2025, the balance due to the Executive Chairman and CFO was $606,055 and $505,499, respectively. During the year ended December 31, 2025, the Board of Directors approved the accrual of interest payable on the unpaid consultant fees retroactive to August 1, 2024. During the six months ended June 30, 2026, the Company accrued $21,060 interest. At the periods ending June 30, 2026 and December 31, 2025, the accrued interest payable due for unpaid consultant fees was $69,847 and $45,480, respectively.

Under the terms of a consulting agreement with the Company’s President and Chief Executive Officer, the Company is obligated to compensate him $43,667 per month, consisting of $41,667 in consulting fees and a $2,000 monthly allowance. During the year ended December 31, 2025, the Board of Directors approved the consulting fee to be increased to $56,167 per month, consisting of $54,167 in consulting fees and a $2,000 monthly allowance. During the six months ended June 30, 2026, the Company incurred $337,000 in expenses related to the consulting agreement. During the six months ended June 30, 2026, the Company paid $141,167 consulting expense to the President and Chief Executive Officer. At the periods ended June 30, 2026 and December 31, 2025, $327,834 and $132,001, respectively remained unpaid under the agreement. During the year ended December 31, 2025, the Board of Directors approved the accrual of interest payable on the unpaid consultant fees retroactive to August 1, 2024. During the six months ended June 30, 2026, the Company accrued $7,703 interest. At the periods ending June 30, 2026 and December 31, 2025, the accrued interest payable due for unpaid consultant fees was $26,756 and $18,230, respectively.

Under the terms of agreements with the Company’s directors, the Company is obligated to compensate each of them $10,000 per month. During the six months ended June 30, 2026, the Company incurred $180,000 in expenses related to director agreements. During the six months ended June 30, 2026, the Company paid $0. At the periods ending June 30, 2026 and December 31, 2025, $640,000 and $460,000, respectively remained unpaid.

The Company reimburses related party business expenses. During the six months ended June 30, 2026, the Company incurred $39,852 related party business expenses with a director. As of June 30, 2026, the balance due to the director is $21,512.

As of June 30, 2026, the Company has an account payable to a vendor, who is a more than 5% beneficial owner, in an amount of $350,000. The Company also has an account payable to a separate vendor, which is controlled by the Executive Chairman, in an amount of $350,000. At the end of December 31, 2025, the balances due to these two vendors was $350,000 each.

Note 7 — Debt

Convertible Note Payable

On November 24, 2023, the Company executed a 10% convertible note payable agreement with a principal amount of $250,000, net of an original issue discount of $20,000, resulting in proceeds of $230,000 (the “2023 Note”). The 2023 Note, which was scheduled to mature originally on November 24, 2024, is convertible by the holder at $0.50 per share of common stock for the first six months, then is convertible by the holder at 66% of the lowest traded price of the Company’s common stock for the ten days prior to conversion. The note contains certain default provisions which may increase the balance of the note by up to 150%. On November 22, 2024, the Company executed an extension of the 2023 Note from November 24, 2024 to May 24, 2025. On May 23, 2025, the Company executed an extension of the 2023 Note from May 24, 2025 to December 31, 2025. On March 23, 2026, the Company executed an extension of the 2023 Note from December 31, 2025 to September 30, 2026. During the six months ended June 30, 2026, the note holder converted $25,000 principal and $5,983 accrued interest into 2,161,732 shares of common stock. At June 30, 2026, the remaining principal balance is $205,000.

During the six months period ending June 30, 2026, the Company accrued $10,986 in interest expense related to the 2023 Note. At the end of the six months period ending June 30, 2026, the accrued interest payable due on the 2023 Note is $52,912.

Promissory Notes

During the six months ending June 30, 2026, the Company executed six Promissory Notes with separate individuals for a total of $500,000 (the “2026 Promissory Notes”). In addition, each holder of the 2026 Promissory Notes is entitled to receive 500,000 shares of the Company’s common stock for each $100,000 of principal invested. Each holder can elect to have the outstanding principal and accrued interest convert into shares of common stock in subsequent financing at a conversion price equal to a 25% discount to the price per share paid by investors in that financing. The 2026 Promissory Notes have a 90-day maturity date and a 10% interest rate. Subsequent to the period ended June 30, 2026, the maturity was reached and an amendment to the 2026 Promissory Notes was prepared incorporating the 2026 Promissory Notes information and extended the maturity date to December 31, 2026.

During the six months ended June 30, 2026, the Company accrued $6,301 in interest expense which is the balance currently due. The 2026 Promissory Notes described above were outstanding as of June 30, 2026. The 2,500,000 shares of common stock issuable to the holders in connection with their original investment were issued subsequent to June 30, 2026.

Note 8 — Derivative Valuation

Convertible Note

In November 2023, the Company issued a convertible note (see Note 7). The conversion terms of the convertible note are based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the exercise terms of the conversion feature becoming available on November 28, 2025, the conversion features in the note met the definition of a derivative and required bifurcation and liability classification at fair value. As of December 31, 2025, the derivative liability was $507,733. During the six months ended June 30, 2026, there was a decrease of the derivative liability to $374,650 which represented a change in the fair value of the derivative of $133,083. The Company estimates the fair value of the embedded conversion feature using a Monte Carlo simulation.

During the six months ended June 30, 2026, the Company had the following activity in the derivative liability account for the convertible debt:

Derivative liability at December 31, 2025	$507,733
(Gain) loss on change in fair value	133,083
Derivative liability at June 30, 2026	$374,650

A summary of quantitative information with respect to valuation methodology and significant unobservable income used for the Company’s derivative liability that are categorized within Level 3 of fair value hierarchy for the six months ended June 30, 2026 is as follows:

Stock price at valuation date	$.03
Risk free interest rate	3.92%
Stock volatility factor	139%
Contractual terms (in years)	0.18

Warrants

During the six months ended June 30, 2026, the Company issued 55,166,667 warrants to shareholders of the Company’s Series B Preferred Shares. The warrant holder is entitled to subscribe for and purchase shares of common stock based on the market value of the shares of common stock at time of exercise. The exercise terms of the conversion feature met the definition of a derivative and required bifurcation and liability classification at fair value. The Company estimates the fair value of the conversion feature using the Black Scholes Model.

During the six months ended June 30, 2026, the Company had the following activity in the derivative liability account for the warrants:

Derivative liability at December 31, 2025	$-
(Gain) loss on change in fair value	1,088,287
Derivative liability at June 30, 2026	$1,088,287

A summary of quantitative information with respect to valuation methodology and significant unobservable income used for the Company’s derivative liability that are categorized within Level 3 of fair value hierarchy for the six months ended June 30, 2026 is as follows:

Stock price at valuation date	$.020-.027
Risk free interest rate	4.05%-4.19%
Stock volatility factor	246% - 247%
Contractual terms (in years)	5

Note 9 — Stockholders’ Deficit

On January 1, 2026, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of preferred shares authorized to issue to 10,000,000 preferred shares with a $0.001 par value. Of these 10,000,000 shares, 100,000 shares of Series A Preferred Stock have been issued in prior periods and these shares are super-voting with 10 votes per share. On January 26, 2026, the Company designated 500 of the remaining 9,900,000 shares as Series B Preferred Stock. On April 23, 2026, the Company filed a Certificate of Amendment with the State of Nevada to increase the number of Series B Preferred Shares from 500 to 750. All other shares have one voting right.

Preferred Stock

Shares Issued for Cash

During the six months ended June 30, 2026, the Company issued 550 shares of Series B Preferred Stock for cash received in prior periods totaling $4,137,500. The cash previously received was recorded as Unissued stock liability. The cash previously received was recorded as Unissued stock liability. During the six months ended June 30, 2026, the Company issued 55,166,167 warrants associated with the Series B Preferred Stock. (See Footnote 8)

During the six months ended June 30, 2026, the Company issued 49 shares of Series B Preferred Stock for services rendered valued at $488,358. In addition, the Company recognized a gain on extinguishment of debt of $350,263 within other income in the accompanying condense statements of operations. The warrants associated with these Series B Preferred Stock have not yet been issued.

Common Stock

Shares Issued for Cash

During the six months ended June 30, 2026, the Company issued 40,053,167 shares of common stock for cash received of $684,900.

Shares Issued for Services

During the six months ended June 30, 2026, the Company issued 28,411,342 shares of common stock for services rendered valued at $547,972.

Convertible Note Payable Conversion

During the six months ended June 30, 2026, the convertible note holder (see Footnote 7) converted $25,000 principal and $5,983 accrued interest into 2,161,732 shares of common stock.

Conversion of Preferred Shares

During the six months ended June 30, 2026, the Company issued 24,942,445 shares of Common Stock in connection with the conversion of 42.16 shares of Series B Preferred Stock. As of June 30, 2026, the Common Stock had been issued, while the corresponding cancellation of the Series B Preferred Stock remained pending. Although the administrative process related to the conversion had not been fully completed as of June 30, 2026, the common shares had been issued prior to period end.

Subsequent to June 30, 2026, the shareholder completed the conversion of its entire holding of 66.50 shares of Series B Preferred Stock into 39,314,218 shares of Common Stock. In connection with the completion of the conversion, duplicate shares of common stock were cancelled to reflect the appropriate number of shares issuable upon conversion.

Accordingly, based on the substance of the transaction, the conversion of the 42.16 shares of Series B Preferred Stock is reflected in the accompanying financial statements as having occurred prior to June 30, 2026.

Commitment/Contingency Shares

During the six months ended June 30, 2026, the Company issued 12,500,000 shares of common stock per the settlement agreement signed in March 2026. (see Footnote 4). The value of these shares is $312,500.

Deferred Stock-Based Compensation

During the year ended November 30, 2024, the Company issued 10,000,000 shares of common stock for future services valued at $1,000,000. These shares were recorded as Deferred Stock-based compensation and the value of the shares is being amortized over three years. The value of the Deferred Stock-based compensation is an offset to Additional Paid in Capital. During the six months ended June 30, 2026, there was $166,666 amortization recorded.

Subscription Receivable

As of the six months ended June 30, 2026, the Company had issued shares valued at $20,950 for which funds had not yet been received. This subscription receivable is an offset to Additional Paid in Capital.

Shares Cancelled

During the six months ended June 30, 2026, the Company cancelled 15,556 shares of Reg A shares for a value of $1,000. These shares were part of the Regulation A offering. After the shares were issued, the investors challenged the investments. The Company cancelled the shares because of this challenge.

Note 10 – Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

On July 28, 2026 the Company filed a Certificate of Amendment with the State of Nevada to increase the number of common shares from 1,000,000,000 to 2,000,000,000.

Subsequent to the six months ending June 30, 2026, the Company issued 144,530,088 shares of common stock on the conversion of 222.74 shares of preferred stock valued at $2,859,100.

Subsequent to the six months ending June 30, 2026, the Company cancelled 24,942,445 shares of common stock valued at $396,585. (See Note 9)

Subsequent to the six months ending June 30, 2026, the Company issued 2,500,000 shares of common stock valued at $2,500 as per the Non-binding Term Sheets executed during the six months ended June 30, 2026. (See Note 7)

Subsequent to the six months ending June 30, 2026, the Company issued 2,500,000 shares of common stock valued at $2,500 for extensions of the due date for the Non-binding Term Sheets and extension notes. (See Note 7)

Subsequent to the six months ending June 30, 2026, the Company issued 2,000,000 shares of common stock valued at $2,000 for services rendered.

Subsequent to the six months ending June 30, 2026, the company issued 3,000,000 shares of common stock for cash of $3,000.

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

On June 30, 2024, the Company and Komodo Capital (“Komodo”), a company specializing in the development and execution of a complete global value supply chain for critical minerals for the U.S. government and U.S. free trade partners, entered into a strategic partnership (the “Strategic Partnership”), in order for Komodo to use its relationships to provide the Company with access to various critical minerals, with an ultimate goal of supplying the U.S. government and U.S. free trade partners with these critical minerals. Komodo Capital also offers comprehensive advisory services. The Company issued 8,000,000 shares of common stock valued at $800 as part of this agreement.

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

On June 4, 2026, the Company received a written notice (the “Termination Notice”) from Volato purporting to terminate the Agreement and Plan of Merger and Reorganization, dated as of July 28, 2025, by and among the Company, Volato and Merger Sub. The Termination Notice alleges that termination is effective as of June 4, 2026, and asserts certain purported grounds for termination, pursuant to Section 10.1 of the Merger Agreement. As of the termination date, the Merger Agreement is of no further force or effect such that the respective rights and obligations of all parties under the Merger Agreement are terminated. On July 9, 2026 both parties signed a Mutual Termination and Release Agreement.

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

Summary of Significant Accounting Policies

There have been no changes to the Summary of Significant Accounting Policies described in our Annual Report on Form 10-KT filed with the Securities and Exchange Commission on April 15, 2026.

Liquidity and Capital Resources

At June 30, 2026, the Company had a cash balance of $54,661 compared to a cash balance of $515,438 at December 31, 2025. The Company incurred negative cash flow from operations of $1,650,150 for the period ended June 30, 2026, as compared to negative cash flow from operations of $1,522,627 in the comparable prior year period. The increase in negative cash flows from operations was primarily from an increase in net loss offset by accrued expenses – related parties and accounts payable and accrued expenses. Cash flows from financing activities during the period ended June 30, 2026, totalled $1,189,373, as compared to cash flows from financing activities in the comparable prior year period of $1,727,124. The decrease in cash provided by financing activities is the result of n decrease in cash received for common shares to be issued. Going forward, the Company expects capital expenditures to increase significantly as operations are expanded pursuant to its current growth plans. The Company anticipates the requirement to raise significant debt or equity capital to fund future operations.

The Company’s cash on hand at June 30, 2026 is not sufficient to fund its operations for the next twelve months. As discussed in Note 2 to the condensed consolidated financial statements, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require additional debt or equity financing to continue operations, and there can be no assurance that such financing will be available on acceptable terms, or at all. Any equity financing the Company obtains is expected to be substantially dilutive to existing stockholders.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025

For the comparable three and six months ended June 30, 2026 and June 30, 2025, the Company’s revenues totalled $0. The Company remains pre-revenue and has not entered into any agreement that is expected to generate revenue in the near term. The Company does not expect to generate meaningful revenue until it implements its new business model, and there can be no assurance as to when, or whether, it will be able to do so.

For the three months ended June 30, 2026, our operating expenses increased to $1,670,119 compared to $1,367,496 for the comparable period in 2025. The increase of $302,623 was due to an increase in professional fees and general and administrative expenses. For the six months ended June 30, 2026, our operating expenses increased to $3,682,850 compared to $2,417,257 for the comparable period in 2025. The increase of $1,265,593 was due to an increase in professional fees for consultants to implement the shift in strategic focus and preparations for increased operations. We anticipate future operating expenses to increase with the expansion of operations, resulting in increased expenses related to compensation and professional fees.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s conclusion was based on the material weaknesses in internal control over financial reporting described in Item 9A of the Company’s Annual Report on Form 10-KT filed with the Securities and Exchange Commission on April 15, 2026, which had not been remediated as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In June of 2025, a lawsuit was filed in Nevada against the Company by a former consultant for breach of contract, securities fraud and related claims stemming from a 2022 consulting agreement and stock agreements entered into with two companies owned by the consultant. In December 2025, the court entered a default judgment in the matter. In February 2026, the Company filed a motion to set aside the default judgment. In March 2026, the Company participated in a mediation with the plaintiff and entered into a long-form settlement agreement. Pursuant to the agreement, the Company has agreed to transfer 12,500,000 shares of common stock to the plaintiff and the agreement further provides for mutual release of all claims against the Company. The Company filed a Form 8-K on March 23, 2026 regarding this legal matter. These shares were issued during the six months ended June 30, 2026 at a value of $312,500. At the end of June 30, 2026, there is no further obligation.

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2026, we received proceeds of $256,267 for the issuance of 40,053,167 shares of common stock. The shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder. Each purchaser represented to the Company that it is an “accredited investor” for purposes of Rule 501 of Regulation D.

Also during the six months ended June 30, 2026, the Company issued the following securities without registration under the Securities Act: 550 shares of Series B Preferred Stock for cash received in prior periods totaling $4,137,500; 39 shares of Series B Preferred Stock for services valued at $388,358; 10 shares of Series B Preferred Stock in satisfaction of accrued consultant fees of $100,000 and debt forgiveness of $230,000; 24,942,445 shares of common stock upon conversion of 42 shares of Series B Preferred Stock; 28,411,342 shares of common stock for services valued at $322,972; 2,161,732 shares of common stock upon conversion of $25,000 of principal and $5,984 of accrued interest under the 2023 Note; and 12,500,000 shares of common stock issued pursuant to the settlement agreement described in Item 1 above. Each of these issuances was made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(c) of Regulation S-K.

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

M2i Global, Inc. (Registrant)

Dated August 26, 2026	/s/ Alberto Rosende
Alberto Rosende Chief Executive Officer
(Principal Executive Officer)

M2i Global, Inc. (Registrant)

Dated August 26, 2026	/s/ Doug Cole
Doug Cole Chief Financial Officer
(Principal Financial and Accounting Officer)

